Form 10-Q
period 2021-06-30
Clear Secure, Inc.
filed 2021-08-16
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40568
CLEAR SECURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2643981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 East 55th Street, 17th Floor, New York, NY 10022
(Address of Principal Executive Offices); (Zip Code)
(646) 723-1404
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	YOU	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of August 16, 2021:

Class A common stock par value $0.00001 per share	74,420,306
Class B common stock par value $0.00001 per share	1,042,234
Class C common stock par value $0.00001 per share	44,598,167
Class D common stock par value $0.00001 per share	26,709,821

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$168,302	$116,226
Accounts receivable	1,440	912
Marketable debt securities	37,826	37,813
Prepaid revenue share fee	6,918	5,475
Prepaid expenses and other current assets	19,073	11,210
Total current assets	233,559	171,636

Property and equipment, net	43,570	35,241
Intangible assets, net	1,817	1,564
Restricted cash	22,932	22,856
Other assets	1,917	971
Total assets	$303,795	$232,268

Liabilities, redeemable capital units and stockholders' equity
Current liabilities:
Accounts payable	$7,024	$8,518
Accrued liabilities	28,510	18,304
Warrant liabilities	—	17,740
Deferred revenue	127,847	101,542
Total current liabilities	163,381	146,104

Deferred rent	3,548	3,809
Total liabilities	166,929	149,913

Commitments and contingencies (Note 17)

Redeemable capital units (Note 12)	—	569,251

Class A common stock, $0.00001 par value- 1,000,000,000 shares authorized; 59,240,306 shares issued and outstanding as of June 30, 2021	1	—
Class B common stock, $0.00001 par value—100,000,000 shares authorized; 1,042,234 shares issued and outstanding as of June 30, 2021	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized; 44,598,167 shares issued and outstanding as of June 30, 2021	—	—
Class D common stock, $0.00001 par value—100,000,000 shares authorized; 26,709,821 shares issued and outstanding as of June 30, 2021	—	—
Profit Units	—	7,846
Accumulated other comprehensive income	—	27
Accumulated deficit	(2,004)	(494,769)
Additional paid-in capital	64,644	—
Total stockholders’ equity attributable to Clear Secure, Inc.	62,641	—
Non-controlling interest	74,225	—
Total stockholders’ equity	136,866	(486,896)
Total liabilities, redeemable capital units and stockholders’ equity	$303,795	$232,268
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$55,178	$59,978	$105,736	$121,266

Operating expenses:
Cost of revenue share fee	8,300	7,273	16,069	17,409
Cost of direct salaries and benefits	15,836	6,234	27,985	23,753
Research and development	10,941	5,445	19,946	17,061
Sales and marketing	10,901	1,492	15,857	8,188
General and administrative	44,282	14,928	71,474	79,798
Depreciation and amortization	2,664	2,329	5,202	4,623
Operating income (loss)	(37,746)	22,277	(50,797)	(29,566)

Other income (expense)
Interest income, net	(142)	79	(213)	669
Income (loss) before tax	(37,888)	22,356	(51,010)	(28,897)
Income tax expense	(211)	(10)	(217)	(10)
Net income (loss)	(38,099)	22,346	(51,227)	(28,907)
Less: net loss attributable to non-controlling interests	(36,095)		(49,223)
Net loss attributable to Clear Secure, Inc.	$(2,004)		$(2,004)

Net loss per common share of Class A and B common stock (Note 15)
Basic and Diluted	$(0.03)		$(0.03)
Weighted-average shares of Common A stock outstanding	57,371,788		57,371,788
Weighted-average shares of Common B stock outstanding	1,042,234		1,042,234
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$(38,099)	$22,346	$(51,227)	$(28,907)
Other comprehensive income
Currency translation	3	—	3	—
Unrealized gain on fair value of marketable debt securities	3	128	28	64
Total other comprehensive income	6	128	31	64
Comprehensive income (loss)	(38,093)	22,474	(51,196)	(28,843)
Less: comprehensive loss attributable to non-controlling interests	(36,089)		(49,192)
Comprehensive loss attributable to Clear Secure, Inc.	$(2,004)		$(2,004)
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CAPITAL UNITS AND MEMBERS’ DEFICIT
(UNAUDITED)
(dollars in thousands, except per share data)

	Redeemable Capital Units				Members’ Deficit
	Class A Units		Class B Units		Class C Units		Profit Units		Accumulated other comprehensive income (loss)	Accumulated deficit	Members' deficit total
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Profit Units	Amount
Balance, January 1, 2020	316,785	$3,168	4,759,569	$432,062	—	$—	2,113,008	$8,022	$3	$(291,354)	$(283,329)
Net loss	—	—	—	—	—	—	—	—	—	(51,253)	(51,253)
Other comprehensive loss	—	—	—	—	—	—	—	—	(64)	—	(64)
Issuance of member units, net of costs	—	—	422,039	113,944	—	—	37,700	—	—	—	—
Repurchase and retirement of capital units	(54,843)	(548)	(677,387)	(14,053)	—	—	—	—	—	(183,102)	(183,102)
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	(328,834)	(1,630)	—	(10,829)	(12,459)
Warrant expense	—	—	—	1,441	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	351	—	—	351
Balance, March 31, 2020	261,942	$2,620	4,504,221	$533,394	—	$—	1,821,874	$6,743	$(61)	$(536,538)	$(529,856)
Net income	—	—	—	—	—	—	—	—	—	22,346	22,346
Other comprehensive income	—	—	—	—	—	—	—	—	128	—	128
Issuance of member units, net of costs	—	—	—	—	—	—	—	—	—	—	—
Repurchase and retirement of capital units	—	—	—	—	—	—	—	—	—	—	—
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	(57,050)	(3)	—	(123)	(126)
Warrant expense	—	—	—	141	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	328	—	—	328
Balance, June 30, 2020	261,942	$2,620	4,504,221	$533,535	—	$—	1,764,824	$7,068	$67	$(514,315)	$(507,180)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CAPITAL UNITS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

		Class A		Class B		Class C		Class D			Profit Units		Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-Controlling Interest	Total stockholders’ equity
	Total redeemable capital units	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Number of Units	Amount
Balance, January 1, 2021	$569,251	—	$—	—	$—	—	$—	—	$—	—	1,868,322	$7,846	$27	$(494,769)	$(486,896)	—	$(486,896)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,128)	(13,128)	—	(13,128)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	25	—	25	—	25
Issuance of member units, net of costs	81,567	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase and retirement of capital units	(439)	—	—	—	—	—	—	—	—	—	—	—	—	(3,005)	(3,005)	—	(3,005)
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	—	—	—	—	(71,247)	(56)	—	(8,246)	(8,302)	—	(8,302)
Warrant expense	281	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	327	—	—	327	—	327
Balance, March 31, 2021	$650,660	—	$—	—	$—	—	$—	—	$—	$—	1,797,075	$8,117	$52	$(519,148)	$(510,979)	$—	$(510,979)
Net loss prior to reorganization transaction	—	—	—	—	—	—	—	—	—	—		—	—	(33,720)	(33,720)	—	(33,720)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	6
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	1,786	(26,925)	353	—	—	2,139	2,114	4,253
Warrant expense	819	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants prior to the reorganization transaction	34,224	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,018)	(4,018)	—	(4,018)
Effect of reorganization transaction	(685,703)	59,240,306	1	1,042,234	—	—	—	—	—	62,858	(1,770,150)	(8,470)	(52)	556,886	611,223	74,480	685,703
Issuance of common stock upon reorganization	—	—	—	—	—	44,598,167	—	26,709,821	—	—	—	—	—	—	—	—	—
Net loss post reorganization transaction	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,004)	(2,004)	(2,375)	(4,379)
Balance, June 30, 2021	—	59,240,306	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$64,644	—	$—	$—	$(2,004)	$62,641	$74,225	$136,866

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows provided by (used in) operating activities:
Net loss	$(51,227)	$(28,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,202	4,623
Equity-based compensation	6,504	2,261
Warrant liabilities	12,796	—
Changes in operating assets and liabilities:
Accounts receivable	(528)	2
Prepaid expenses and other current assets	2,313	3,191
Prepaid revenue share fee	(1,443)	1,844
Accounts payable	(1,296)	(3,124)
Accrued liabilities	4,719	(7,938)
Deferred revenue	26,305	(17,731)
Deferred rent	(261)	501
Net cash used provided by (used in) operating activities	3,084	(45,278)

Cash flows used in investing activities:
Purchases of marketable debt securities	(63,973)	(52,471)
Sales of marketable debt securities	63,988	48,162
Issuance of loan	—	(250)
Purchases of property and equipment	(15,210)	(6,438)
Capitalized intangible assets	(263)	(267)
Net cash used in investing activities	(15,458)	(11,264)

Cash flows provided by (used in) financing activities:
Repurchase of members’ equity	(11,744)	(210,288)
Proceeds from issuance of members’ equity, net of cost	80,277	113,944
Distribution to members	(4,018)	—
Issuance of warrants	289	—
Proceeds from the exercise of warrants	2,575	—
Payment of deferred issuance costs	(2,135)	—
Payment of revolver loan costs	(718)	(652)
Net cash provided by (used in) financing activities	64,526	(96,996)

Net increase (decrease) in cash, cash equivalents, and restricted cash	52,152	(153,538)
Cash, cash equivalents, and restricted cash, beginning of period	139,082	236,051
Cash, cash equivalents, and restricted cash, end of period	$191,234	$82,513

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$168,302	$60,294
Restricted cash	22,932	22,219
Total cash, cash equivalents, and restricted cash	$191,234	$82,513
Supplemental Noncash Investing and Financing Activities

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of June 30, 2021 were $1,596 and $559, respectively and $887 and $409 as of June 30, 2020, respectively. Issuance costs in other current assets as of June 30, 2021 was $8,722. Issuance costs in accounts payable and accrued liabilities as of June 30, 2021 was $6,586. Issuance of member units upon exercise and derecognition of certain warrant liabilities during the six months ended June 30, 2021 of $30,825.
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

1. Description of Business and Recent Accounting Developments
Description and Organization

Clear Secure, Inc. (“the Company”) was incorporated as a Delaware corporation on March 2, 2021 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Alclear Holdings, LLC and its wholly owned subsidiaries (collectively referred to as ”Alclear”).
The Company (together with its consolidated subsidiaries, ”CLEAR”, “we”, “us”, “our”) is a holding company and its principal asset is the controlling equity interest in Alclear. Alclear was formed as a Delaware limited liability company on January 21, 2010 and operates under the terms of the Amended and Restated Operating Agreement dated June 29, 2021 (the “Operating Agreement”). As the sole managing member of Alclear, the Company will operate and control all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.
The Company operates a secure identity platform operating under the brand name CLEAR in the United States. CLEAR’s current offerings include: CLEAR Plus, a consumer aviation subscription service which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide, the flagship CLEAR App and CLEAR Pass for U.S. Customs and Border Protection ("CBP") Mobile Passport Control, a free to use mobile app that streamlines entry into the United States.
Reorganization and Initial Public Offering

On June 29, 2021, prior to the completion of the offering of the Company’s shares of Class A common stock, $0.00001 par value per share (the “Class A common stock”), the Company, Alclear and its subsidiaries consummated an internal reorganization (the “Reorganization”) which resulted in the following:

•Clear Secure, Inc. became the sole managing member of Alclear.

•The certificate of incorporation of Clear Secure, Inc. was amended and restated to authorize the Company to issue four classes of common stock: Class A common stock, Class B common stock, Class C common stock and Class D common stock. The Class A common stock and Class C common stock provide holders with one vote per share on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock provide holders with twenty votes per share on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock.

•The Company converted all issued units in Alclear to Alclear Units (“Alclear Units”) having a value equal to the amount that would have been distributed in a hypothetical liquidation and certain members exchanged their Alclear Units for an equal number of Class A common stock.

•Alclear Investments, LLC, an entity controlled by Ms. Caryn Seidman-Becker, our Chief Executive Officer and co-founder, and Alclear Investments II, LLC, an entity controlled by Mr. Kenneth Cornick, our President, Chief Financial Officer and co-founder, each made a capital contribution of Alclear Units in exchange for the issuance of Class B common stock.

•The members of Alclear, including Alclear Investments, LLC and Alclear Investments II, LLC, subscribed for and purchased shares of the Company’s Class C common stock and Class D common stock at a purchase price of $0.00001 per share and in an amount equal to the number of Alclear Units held by such members.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
• The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders”, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.

•Alclear is treated as a partnership for U.S. federal income tax purposes and, as such, is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Clear Secure, Inc, as a member of Alclear, will be required to take into account for U.S. federal income tax purposes its distributive share of the items of income, gain, loss and deduction of Alclear.

As the Reorganization is considered a transaction between entities under common control, the condensed consolidated financial statements for periods prior to the IPO and Reorganization have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization, Clear Secure, Inc. had not engaged in any business or other activities, except in connection with its formation.

On July 2, 2021, the Company completed the IPO of its Class A common stock. In the IPO, the Company sold an aggregate of 15,180,000 shares of Class A common stock, $0.00001 par value per share, at an offering price of $31 per share including as a result of the underwriters exercising their option to purchase up to 1,980,000 shares of Class A common stock. As a result, Clear Secure, Inc. received net proceeds from the IPO of approximately $444,698 after deducting underwriting discounts and commissions. Refer to Notes 4 and 21 for further details.
Recently Adopted Accounting Pronouncements
Emerging Growth Company Status
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies, until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Intangibles Assets
In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The Company adopted this guidance as of January 1, 2021 and in accordance with the new guidance, applied it prospectively to implementation costs incurred after the adoption as allowed by the standard. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.
Simplifying the Accounting for Income Taxes
In December 2019, FASB issued updated guidance simplifying the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to intra-period tax allocations and the methodology for calculating income taxes in an interim period. The guidance also simplifies aspects of the accounting for franchise taxes as well as enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this guidance as of January 1, 2021. The adoption of this accounting pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Related Party Guidance for Variable Interest Entities
In October 2018, the FASB issued updated guidance that requires consideration of indirect interest held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The amendments are required to be applied retrospectively with a cumulative-effect adjustment. The Company adopted the new guidance as of January 1, 2021 and its application did not have a material impact to the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), and issued subsequent amendments to the initial guidance and transitional guidance between January 2018 and June 2020 within ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10 and ASU 2020-05, which will require lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its consolidated balance sheets for operating leases. This update also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. Public companies were required to adopt ASU 2016-02 for reporting periods after December 15, 2018. In 2020, ASU 2016-02 was amended to extend the adoption date for nonpublic entities and EGCs. Accordingly, the effective date of ASU 2016-02 as amended, is fiscal periods beginning after December 15, 2021, with early adoption permitted beginning December 15, 2018. The Company plans to adopt this guidance as of January 1, 2022 and is currently evaluating the potential impact of adopting this new accounting guidance.
Current Expected Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Public companies were required to adopt ASU 2016-13 for reporting periods after December 15, 2019. In 2019, ASU 2016-13 was amended to extend the adoption date for nonpublic entities and EGCs. Accordingly, the effective date of ASU 2016-13, as amended, is fiscal periods beginning after December 15, 2022, with early adoption permitted beginning December 15, 2018. The Company plans to adopt this guidance as of January 1, 2023 and is currently evaluating the potential impact of adopting this new accounting guidance.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the final prospectus (the “Prospectus”) dated June 29, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).
Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures, including the vesting of share-based and other deferred compensation plan awards. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. These condensed consolidated financial statements are presented in U.S. Dollars.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:
• Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs; and
• Variable interest entities (“VIEs”) where the Company is the primary beneficiary.
The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates all VOEs and VIEs. Since the Company is the sole managing member of Alclear, it consolidates the financial results of Alclear. Therefore, the Company reports a non-controlling interest based on Alclear Units held by the members of Alclear on the condensed consolidated balance sheets. Income or loss is attributed to the non-controlling interests based on the weighted average common units outstanding during the period and is presented on the condensed consolidated statements of operations and comprehensive income/(loss). Refer to Note 13 for more information.
Intercompany transactions and balances are eliminated upon consolidation.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Notes to Consolidated Financial Statements–Note 2. Summary of Significant Accounting Policies” in its Registration Statement on Form S-1 (File No. 333-256851) and the Prospectus included therein. With the exception of the accounting policies described below, there have been no significant changes to the accounting policies during the six months ended June 30, 2021.
Basic and Diluted Earnings (Loss) Per Share
The Company applies the two-class method for calculating and presenting earnings (loss) per share by presenting earnings (loss) per share for Class A common stock and Class B common stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A common stock and Class B common stock. According to the Company’s certificate of incorporation, the holders of the Class A common stock and Class B common stock are entitled to participate in earnings equally on a per-share basis, as if all shares of common stock were of a single class. Holders of the Class A common stock and Class B common stock also have equal priority in liquidation and dividend distributions. Shares of Class C common stock and Class D common stock do not participate in earnings of the Company. As a result, the shares of Class C common stock and Class D common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings (loss) per share.
Basic loss per share of Class A common stock and Class B common stock is computed by dividing net loss available to Clear Secure, Inc. by the respective weighted-average number of shares of common stock outstanding during the period. The Company applies the two-class method to calculate earnings per share for Class A and Class B shares. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. Diluted earnings per share of common stock is computed by dividing net income attributable to Clear Secure, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for common stock, by the weighted-average number of shares of common stock outstanding, adjusted to give effect to potentially dilutive securities. Refer to Note 15 for more information.
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three months ended June 30, 2021 and 2020, approximately 14% and 13%, respectively, of membership revenue was derived from fees associated with members in the geographic region of two airports. For the six months ended June 30, 2021 and 2020, approximately 14% and 14%, respectively, of membership revenue was derived from fees associated with members in the geographic region of two airports.
The Company elected the practical expedient permitted to not adjust the transaction price of contracts with a duration of one year or less for the effects of a significant financing component at contract inception.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Revenue by Geography
For the three and six months ended June 30, 2021 and 2020, all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as of June 30:

	2021	2020
Balance as of January 1	$101,542	$121,339
Deferral of revenue	131,895	103,542
Recognition of deferred revenue	(105,590)	(121,273)
Balance as of June 30	$127,847	$103,608

The Company has obligations for refunds and other similar items of $2,258 as of June 30, 2021. The Company does not have any material variable consideration.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020
Prepaid software licenses	$5,027	$5,504
Coronavirus aid, relief, and economic security act retention credit	2,036	2,036
Deferred issuance costs	8,722	—
Other current assets	3,288	3,670
Total	$19,073	$11,210

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. For the year ended December 31, 2020, the Company recorded a receivable of $2,036 related to submissions made under the CARES Act. The Company expects to receive payment by or before December 31, 2021.

5. Fair Value Measurements
The Company values its available-for-sale debt securities and certain liabilities based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy that prioritizes observable and unobservable inputs is used to measure fair value into three broad levels, which are described below:
Level 1 –    Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Level 2 –    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in inactive markets or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.
Level 3 –     Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs to the extent possible. In addition, the Company considers counterparty credit risk in its assessment of fair value.
The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
Corporate bonds – Valued at the closing price reported on the active market on which the individual securities, all of which have counterparts with high credit ratings, are traded.
Commercial paper – Value is based on yields currently available on comparable securities of issuers with similar credit ratings.
Money market funds – Valued at the net asset value (“NAV”) of units of a collective fund. The NAV is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV.
Warrant liabilities – Valued based on significant inputs not observed in the market and, thus, represents a Level 3 measurement. The Company estimated the fair value of the liability using the Black-Scholes option pricing model and the change in fair value was recognized in general and administrative expenses. Refer to Note 11 for further information.
The contractual maturities of investments classified as marketable debt securities are as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Due within 1 year	$37,826	$37,813
Total marketable debt securities	$37,826	$37,813

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$16,691	$—	$16,691
U.S. Treasuries	15,969	—	—	15,969
Corporate bonds	—	1,752	—	1,752
Total assets in the fair value hierarchy	15,969	18,443	—	34,412
Money market funds measured at NAV(a)	—	—	—	3,414
Total investments at fair value	$15,969	$18,443	$—	$37,826

Warrant liabilities	—	—	—	—
Total warrant liabilities at fair value	$—	$—	$—	$—

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$11,932	$—	$11,932
U.S. Treasuries	5,380	—	—	5,380
Corporate bonds	—	20,444	—	20,444
Total assets in the fair value hierarchy	5,380	32,376	—	37,756
Money market funds measured at NAV(a)	—	—	—	57
Total investments at fair value	$5,380	$32,376	$—	$37,813

Warrant liabilities	$—	$—	$(17,740)	$(17,740)
Total warrant liabilities at fair value	$—	$—	$(17,740)	$(17,740)
____________________________
(a)Certain money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the consolidated balance sheets.
The following table provides a summary of changes in fair value of the Company’s Level 3 warrant liabilities for the six months ended June 30, 2021 and 2020:

	2021	2020
Balance as of January 1	$(17,740)	$(16,853)
Warrants issued	(289)	—
Issuance of equity upon exercise of certain warrants	30,206	—
Issuance of equity upon settlement of certain warrants	619	—
Fair value adjustments	(12,796)	—
Balance as of June 30	$—	$(16,853)
See Note 11 for further information regarding these Level 3 fair value measurements.
For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of June 30, 2021 and December 31, 2020 consist of the following:

	Depreciation Period in Years	June 30, 2021	December 31, 2020
Internally developed software	5	$32,108	$23,545
Acquired software	3	7,538	7,538
Equipment	5	19,368	18,210
Leasehold improvements	1-10	6,893	6,548
Furniture and fixtures	5	2,213	2,181
Construction in progress		10,677	7,255
Total property and equipment, cost		78,797	65,277
Less: accumulated depreciation		(35,227)	(30,036)
Total property and equipment, net		$43,570	$35,241

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Depreciation and amortization expense related to property and equipment for three months ended June 30, 2021 and 2020, was $2,657 and $2,325, respectively. For the six months ended June 30, 2021 and 2020, it was approximately $5,191 and $4,615, respectively.
During the six months ended June 30, 2021 and 2020, $8,563 and $2,631 was capitalized in connection with internally developed software. Amortization expense was $1,255 and $877 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $2,385 and $1,696 for the six months ended June 30, 2021 and 2020, respectively.
7. Intangible Assets, net
Intangible assets consist as of June 30, 2021 and December 31, 2020 of the following:

	Amortization Period in Years	June 30, 2021	December 31, 2020
Patents	20	$1,557	$1,293
Other indefinite lived intangible assets		310	310
Total intangible assets, cost		1,867	1,603
Less: accumulated amortization		(50)	(39)
Intangible assets, net		$1,817	$1,564
Amortization expense of intangible assets was $7 and $4 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense of intangible assets was $11 and $8 for the six months ended June 30, 2021 and 2020, respectively.
8. Restricted Cash
As of June 30, 2021 and December 31, 2020, the Company maintained bank deposits of $6,932 and $6,856, respectively, which were pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under the revenue share agreements. Such amounts also include a letter of credit for the Company’s New York City corporate headquarters lease agreement.
In addition, the Company also has a $16,000 restricted cash account against a letter of credit with American Express as a reserve against potential future refunds and chargebacks as of June 30, 2021 and December 31, 2020.
9. Other Assets
Other assets consist as of June 30, 2021 and December 31, 2020 of the following:

	June 30, 2021	December 31, 2020
Security deposits	$242	$171
Loan fees	1,108	279
Certificates of deposit	459	459
Other long-term assets	108	62
Total	$1,917	$971

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
10. Accrued Liabilities
Accrued liabilities consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$10,449	$9,626
Accrued issuance costs	5,697	—
Other accrued liabilities	12,364	8,678
Total	$28,510	$18,304
11. Warrants
Historically, Alclear issued warrants to purchase shares of Class B redeemable capital units. These warrants were generally subject to performance-based vesting criteria, such as criteria related to new customer enrollments and technological innovations. The Company recognizes the expense for those warrants expected to vest on a straight-line basis over the requisite service period of the warrants, which generally ranges from three months to six years. For warrants that vest upon issuance, the entire cost is expensed immediately.
As of January 1, 2021, Alclear had 658,382 equity warrants outstanding at a weighted-average exercise price of $222.15 and 70,000 liability warrants outstanding at a weighted-average exercise price of $36.74.
During the six months ended June 30, 2021, Alclear issued the following warrants for Class B redeemable capital units as follows:

	Number of Units	Weighted-average exercise price
Liability awards	1,000	$1.00
Equity awards	114,797	$194.85
The fair values of warrants granted in 2021 were estimated based on the Black-Scholes option pricing model using the weighted-average significant unobservable inputs (Level 3 inputs) as follows:

2021
Risk-free interest rate	0.36% - 0.92%
Exercise price	$1.00-$290.00
Expected term	3-5 years
Expected volatility	45.0% - 50.8%
Prior to the Reorganization, during the six months ended June 30, 2021, certain warrant holders exercised their warrants for Class B redeemable capital units as follows:

	Number of Warrants	Weighted-average exercise price
Liability awards	70,000	$36.74
Equity awards	3,400	$1.00
On the date of exercise, the fair value of these warrants was estimated based on a Black-Scholes option pricing model using the weighted-average significant unobservable inputs (Level 3 inputs) as follows:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Risk-free interest rate	0.16% -0.19%
Exercise price	$1.00- $36.74
Expected term	2-3 years
Expected volatility	35.1% - 45.0%
As part of the Reorganization, the remaining Alclear warrants were either exchanged for Clear Secure, Inc. warrants representing the right to receive Class A common stock or remained at Alclear and continue to be exercisable for Alclear Units. The exchange was completed at an approximate 19.98 per unit ratio, using a cashless exercise conversion method. The Clear Secure, Inc. warrants are subject to the same vesting terms as applied to Alclear warrants and maintained the same fair value immediately before and after the exchange of the warrants. As such, there was no additional expense that was recorded as a result of the exchange of the warrants.
The following warrants were outstanding as of June 30, 2021:

	Classification	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Class A common stock	Equity awards	7,674,502	$0.01	1.3
Exercisable for Alclear Units	Equity awards	968,043	$0.01	3.2
As of June 30, 2021, 2,405,939 warrants were vested and exercisable for Class A common stock and 25,258 were vested and exercisable for Alclear Units at a weighted-average exercise of price of $0.01. The balance of the outstanding warrants are subject to certain performance based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement. Based on the likelihood of achievement of the vesting criteria, as of June 30, 2021 the Company estimated unrecognized warrant expense is $2,683.
The Company recorded the following within general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Liability awards	$10,903	$—	$12,796	$—
Equity awards	1,643	132	1,922	1,564
Total	$12,546	$132	$14,718	$1,564
12. Redeemable Capital Units
Prior to the Reorganization and IPO, Alclear’s redeemable capital units were comprised of Class A and Class B redeemable capital units, which contained similar capital voting and economic rights. Class A and Class B redeemable capital units were classified as temporary equity given the redemption features that were outside of Alclear’s control.
The total balance of the Class A and Class B redeemable capital units as of the following periods were:

	June 30, 2021	December 31, 2020
Class A redeemable capital units	$—	$2,620
Class B redeemable capital units	—	566,631
Total	$—	$569,251

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
As of December 31, 2020, there were 261,942 Class A redeemable capital units authorized, issued and outstanding. As of December 31, 2020, there were 5,631,085 Class B redeemable capital units authorized, and 4,621,459 Class B redeemable capital units issued and outstanding.
Prior to the Reorganization, during the six months ended June 30, 2021, Alclear issued 277,813 Class B units through private offerings resulting in gross proceeds of $80,566 and issued 5,310 Class B units with a fair value of $1,540 in exchange for services related to the private offerings. In addition, during the six months ended June 30, 2021, Alclear repurchased and retired 11,869 Class B units for a total repurchase of $3,442. Alclear also issued 70,000 Class B units upon the exercise of certain warrants for exercise proceeds of $2,575.
During the six months ended June 30, 2020, Alclear issued 422,039 Class B units through private offerings for proceeds of $113,944, net of offering costs. In addition, during the six months ended June 30, 2020, there were tender offers where Alclear repurchased and retired 677,387 Class B units for gross purchase of $14,053 and where Alclear repurchased and retired 54,843 Class A units for gross purchase of $548.
Upon the Reorganization, the Class A and B redeemable capital units were converted to Alclear Units in an aggregate amount equal to the total equity value of all outstanding units. As described in Note 1, certain of the Alclear Units received upon conversion of the Class A and B redeemable capital units were exchanged for either Class A common stock or Class B common stock.
13. Stockholders’ Equity
Members’ Equity
As a result of the Reorganization, members’ equity was zero as of June 30, 2021. As of December 31, 2020, the Company had 21,042 authorized and 0 issued and outstanding Class C Capital Units, which were granted to employees as part of the Company’s annual compensation process.
Prior to the Reorganization, Alclear also had 27 classes of nonvoting, non-capital units, of which 16 were issued as equity-based compensation and reflects equity-based compensation recorded for units granted and expected to vest based on probability of achieving performance-based vesting conditions. From time to time, Alclear repurchased vested profit units and, to the extent the amount paid for profit units repurchased was in excess of the fair value, such excess was recorded in accumulated deficit.
During the six months ended June 30, 2021, prior to the Reorganization, the Company repurchased 31,972 profit units for a total repurchase of $8,259. During the six months ended June 30, 2020, the Company repurchased 283,259 profit units for a total repurchase of $62,983.
Since such repurchases were at amounts that exceeded the then fair value of the units, the Company recorded expense of $0 and $712 for the three and six months ended June 30, 2021, respectively. The Company also recorded expense of $463 and $50,398 for the three and six months ended June 30, 2020, respectively.
During the six months ended June 30, 2021, $697 was recorded within general and administrative expense and $15 within research and development within the condensed consolidated statements of operations. During the six months ended June 30, 2020, $44,447 was recorded within general and administrative expense, $5,910 was recorded within research and development and $41 was recorded within sales and marketing.
1,868,322 profit units were authorized, issued and outstanding at December 31, 2020. All profit units were converted in conjunction with the Reorganization, see Note 14 for additional information.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Common Stock
As discussed in Note 1, upon the Reorganization, the Company issued 59,240,306 shares of Class A common stock and 1,042,234 shares of Class B common stock in exchange for an equivalent amount of Alclear Units. In addition, Alclear members purchased 44,598,167 shares of Class C common stock and Alclear Investments, LLC and Alclear Investments II, LLC collectively purchased 26,709,821 shares of Class D Common stock which have voting rights equal to the number of Alclear Units held by the members of Alclear (“Alclear Members”).
As part of the IPO, the Company issued an additional 15,180,000 shares of Class A common stock with a par value of $0.00001 on July 2, 2021.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Common Units in Alclear as of June 30, 2021:

	Alclear Units	Ownership Percentage
Alclear Holding Units held by post-reorganization members	44,407,609	34.81%
Alclear Holding Units held by Alclear Investments, LLC and Alclear Investments II, LLC	24,756,018	19.40%
Total	69,163,627	54.21%
The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C common stock for Class A common stock or Class D common stock for Class B common stock. As such, future exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in-capital for Alclear. As of June 30, 2021, no Alclear Units have been exchanged.
14. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards for the employees, consultants, and directors of the Company and its affiliates.
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A common stock as of the date of the Reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of restricted stock units (“RSUs”), restricted stock (“RSAs”), stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A common stock) as of the last day of the immediately preceding year or a lesser amount approved by our board of directors or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A common stock).

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Alclear Holdings, LLC Equity Incentive Plan
Prior to the Reorganization, Alclear granted profit unit awards and RSUs to various employees of the Company. In connection with the Company’s Reorganization described in Note 1, these awards were substituted as follows:

•The Company substituted Alclear’s RSUs with RSUs under the 2021 Omnibus Incentive Plan.
•The Company substituted Alclear’s performance vesting profit units with performance vesting RSUs under the 2021 Omnibus Incentive Plan.
•The Company substituted Alclear’s other profit units with only a service vesting condition to RSAs under the 2021 Omnibus Incentive Plan.
In all cases of the respective substitutions, the new awards retained the same terms and conditions (including applicable vesting requirements). Each award was converted to reflect the $31.00 share price contemplated in the Company’s IPO while retaining the same fair value. The RSUs originally granted by Alclear were subject to both service and liquidity event vesting conditions. The Company concluded that the Reorganization represented a qualifying liquidity event that would cause the RSUs’ liquidity event vesting conditions to be met.
The following table summarizes information about the unvested profit units and RSUs in Alclear that were reclassified to RSAs or RSUs in the Company:

	Alclear RSU’s	Weighted- Average Grant-Date Fair Value	Profit Units	Weighted- Average Grant-Date Fair Value
Unvested balance, January 1, 2021	453,350	$14.51	9,085,704	$1.12
Granted	860,357	15.33	—	—
Vested	—	—	(345,703)	(0.40)
Forfeited	(25,479)	(15.36)	(881,227)	(0.90)
Effect of reorganization	(1,288,228)	(15.04)	(7,858,774)	(1.17)
Unvested balance, June 30, 2021	—	—	—	—

Restricted Stock Awards

In accordance with the Reorganization Agreement, the Company substituted Alclear Holdings’ profit units with service vesting conditions with RSAs, which are subject to the same vesting terms as applied to Alclear’s profit units; each also maintained the same fair value immediately before and after the exchange of the award. As such, there was no additional compensation expense that was recorded as a result of the substitution of the awards.

The RSAs are subject to service-based vesting conditions and will vest on a specified date, provided the applicable service, generally three years, has been satisfied.

The Company determines the fair value of each RSA based on the grant date and records the expense over the vesting period or requisite service period.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity related to the RSAs associated with compensation arrangements during six months ended June 30, 2021:

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value	RSA - Alclear Units	Weighted- Average Grant-Date Fair Value
Balance upon effect of reorganization*	1,878,986	$1.03	2,144,361	$1.29
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, June 30, 2021	1,878,986	$1.03	2,144,361	$1.29

*The amounts reflected above reflect the Reorganization and maintain the fair value for the substitution of profit units to RSAs.

Below is the compensation expense (credit) related to the RSAs:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
General and administrative	$299	$249	$600	$526
Research and development	61	74	108	138
Sales and marketing	(7)	5	(28)	13
Total	$353	$328	$680	$677

As of June 30, 2021, estimated unrecognized expense for RSAs that are probable of vesting was $1,263 with such expense to be recognized over a weighted-average period of approximately 0.6 years subsequent to June 30, 2021.
Restricted Stock Units

The RSUs granted under the 2021 Omnibus Incentive Plan in substitution of Alclear awards were subject to the same vesting terms as applied to the Alclear awards and maintained the same fair value immediately before and after the exchange of the award. The RSUs are subject to both service-based and, in some cases, business performance-based vesting conditions. RSUs will vest on a specified date, provided the applicable service (generally three years) and, if applicable, business performance condition, have been satisfied. The RSUs with performance conditions issued are also subject to long-term revenue and cash-basis earnings performance hurdles (the “Financial Targets”). The Company determines the fair value of each RSU based on the grant date and records the expense over the vesting period or requisite service period.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during six months ended June 30, 2021:

	RSU’s	Weighted- Average Grant-Date Fair Value	RSU Units - Class B Common Stock	Weighted- Average Grant-Date Fair Value
Balance upon effect of reorganization*	3,009,982	$7.23	2,113,672	$2.29
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested balance, June 30, 2021	3,009,982	$7.23	2,113,672	$2.29

*The amounts reflected above reflect the Reorganization and maintain the fair value for the substitution of Alclear RSUs to RSUs.

Below is the compensation expense recognized related to the RSUs:

Three and Six Months Ended
June 30, 2021
General and administrative	$2,969
Research and development	707
Sales and marketing	85
Total	$3,761
As of June 30, 2021, estimated unrecognized expense for RSUs that are probable of vesting was $15,609 with such expense to be recognized over a weighted-average period of approximately 1.25 years.
Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for the co-founders, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in Class A shares pursuant to the 2021 Omnibus Incentive Plan if the vesting conditions are satisfied. The awards have both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A common stock. The specified price hurdles of the Company’s Class A common stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. During the six months ended June 30, 2021, the Company granted 4,208,617 Founder PSUs at a weighted average grant date fair value of $16.54 and recorded $139 in expense related to these awards within general and administrative in the condensed consolidated statements of operations.
As of June 30, 2021, estimated unrecognized expense for Founder PSUs was $69,480 with such expense to be recognized over a weighted-average period of approximately 1.46 years.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
RSAs	$353	$328	$680	$677
RSUs	3,761	—	3,761	—
Founder PSUs	139	—	139	—
Total	$4,253	$328	$4,580	$677

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
General and administrative	$3,407	$249	$3,708	$526
Research and development	768	74	815	138
Sales and marketing	78	5	57	13
Total	$4,253	$328	$4,580	$677

15. Earnings (Loss) per Share
Basic loss per share of Class A common stock and Class B common stock is computed by dividing net loss available to Clear Secure, Inc. by the respective weighted-average number of shares of common stock outstanding during the period. The Company applies the two-class method to calculate earnings per share for Class A and Class B shares. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. Diluted earnings per share of common stock is computed by dividing net income attributable to Clear Secure, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for common stock, by the weighted-average number of shares of common stock outstanding, adjusted to give effect to potentially dilutive securities.
As described in Note 1, on June 29, 2021, the Operating Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the Alclear Units, and (ii) exchange all of the then-existing membership interests of the original Alclear equity owners for Alclear Units.
Basic and diluted earnings per Class A and Class B common stock is applicable only for periods after the Company’s Reorganization.
The Company analyzed the calculation of earnings or loss per unit for periods prior to the Reorganization and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for the three and six months ended June 30, 2020.
Shares of the Company’s Class C and Class D common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class C common stock and Class D common stock under the two-class method has not been presented. Each share of Class C common stock (together with a corresponding Alclear Unit) is exchangeable for one share of Class A common stock and each share of Class D common stock (together with a corresponding Alclear Unit) is exchangeable for one share of Class B common stock.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Below is the calculation of basic and diluted net loss per share:

	Three and Six Months Ended June 30, 2021
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(1,969)	$(35)
Weighted-average number of shares outstanding, basic	57,371,788	1,042,234
Net loss per common stock, basic:	$(0.03)	$(0.03)

Diluted:
Net loss attributable to Clear Secure, Inc.	$(1,969)	$(35)
Weighted-average number of shares outstanding, basic	57,371,788	1,042,234
Potentially dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	57,371,788	1,042,234
Net loss per common stock, diluted:	$(0.03)	$(0.03)

Due to the net loss presented, the following potential shares of common stock were determined to be anti-dilutive for the three and six months ended June 2021:

	Three and Six Months Ended June 30, 2021
	Class A	Class B
Potentially dilutive warrants	2,431,197	—
Potentially dilutive exchangeable Alclear Units	44,598,167	26,709,821
Potentially dilutive RSA’s	2,069,544	1,953,803
Potentially dilutive RSU’s	1,128,358	159,869
Potentially dilutive shares	50,227,266	28,823,493
16. Income Taxes
As a result of the IPO and Reorganization, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is generally not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel.

The Company reported a tax provision of $211 on a pretax loss of $37,888 for the three months ended June 30, 2021 as compared to $10 on pretax income of $22,356 for the three months ended June 30, 2020. This resulted in an effective tax rate of (0.56)% for the three months ended June 30, 2021 as compared to 0.04% percent for the three months ended June 30, 2020.The Company reported a tax provision of $217 on a pretax loss of $51,010 for the six months ended June 30, 2021, as compared to $10 on a pretax loss of $28,897 for the six months ended June 30, 2020. This resulted in an effective tax rate of (0.43)% for the six months ended June 30, 2021 as compared to (0.04)% percent for the six months ended June 30, 2020. The Company's effective tax rate differs from the statutory rate primarily due the following: (1) impact of Alclear being a partnership and it allocates its taxable results to its non-controlling members (2) movement in valuation allowance and (3) state and foreign taxes.
25

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company has not recorded any uncertain tax positions as of June 30, 2021. Clear Secure, Inc. was formed in March 2021 and did not engage in any operations prior to the IPO and the Reorganization. Additionally, although Alclear is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service (“IRS”). The statute of limitations has expired for tax years through 2016 for Alclear.
Tax Receivable Agreement
The Company expects to obtain an increase in the share of the tax basis of its share of the assets of Alclear when Alclear Units are redeemed or exchanged by the continuing Alclear equity owners and other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Company would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
As stated in Note 1, in connection with the IPO, the Company entered into the TRA, which generally provides for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Clear Secure, Inc. actually realizes or is deemed to realize as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) for shares of the Company’s Class A common stock or Class B common stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C common stock or Class D common stock, as the case may be, from the CLEAR Post-IPO Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA. The Company will retain the benefit of the remaining 15% of these net cash savings.
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of operations as a component of other income (expense), net. As of June 30, 2021, the Company did not record a liability from the TRA.
17. Commitments and Contingencies
Litigation
From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. Based on the currently available information, the Company does not believe that there are claims or legal proceedings that; would have a material adverse effect on the business, or the condensed consolidated financial statements of the Company.
Leases, Sports Stadiums, and Airport Agreements
During 2018, the Company entered into a lease for its new headquarters in New York City, which expires in 2030. Additionally, the Company rents floor and office space in airports under leases expiring through 2026, which include fixed monthly payments. The Company’s lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Certain leases have renewal options that can be exercised at the discretion of the Company.
For the three months ended June 30, 2021 and 2020, the Company recorded rent expense of $1,595 and $1,499, respectively, and Revenue Share fee expense of $8,300 and $7,273, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded rent expense of $3,137 and $3,007, respectively, and Revenue Share fee expense of $16,070 and $17,409, respectively.
26

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company has commitments for future marketing expenditures to sports stadiums of $6,612 through 2026. For the three months ended June 30, 2021 and 2020, marketing expenses related to sports stadiums were approximately $1,153 and $7, respectively. For the six months ended June 30, 2021 and 2020, marketing expenses related to sports stadiums were approximately $1,153 and $377, respectively.
Future minimum payments under lease and airport agreements are as follows as of June 30, 2021:

2021	$8,503
2022	15,848
2023	14,821
2024	11,164
2025	9,653
Thereafter	21,703
Total	$81,692
18. Related-Party Transactions
As of June 30, 2021, and December 31, 2020, the Company had total payables to certain related parties of $1,268 and $1,606.
Additionally, for the three months ended June 30, 2021 and 2020, the Company recorded $1,470 and $873 in cost of revenue share within the condensed consolidated statements of operations, respectively in connection with certain related parties. For the six months ended June 30, 2021 and 2020, the Company recorded $3,384 and $2,760, respectively in connection with certain related parties.
Refer to Note 16 for information regarding the TRA liability.
19. Employee Benefit Plan
The Company has a 401(k) savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the three months ended June 30, 2021 and 2020, the Company recorded discretionary employer contributions of $233 and $27, respectively, that was remitted to the plan. For the six months ended June 30, 2021 and 2020, the Company recorded $638 and $230, respectively.
20. Debt
On March 30, 2020 the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company increased its revolver line of credit to $100,000 that expires three years from the date of the increase. The line of credit has not been drawn against as of June 30, 2021. As a result, prepaid loan fees related to this facility are presented within Other assets and will be amortized over the term of the credit agreement. As of June 30, 2021, the balance of these loan fees was $1,108.
The credit agreement contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness, and certain payments, as well as a financial covenant relating to leverage. Borrowings under the credit agreement generally will bear interest between 1.5% and 2.5% per year and will also include interest based on the greater of the prime rate, London InterBank Offered Rate (LIBOR) or New York Federal Reserve Bank (NYFRB) rate, plus an applicable margin for specific interest periods.
27

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
In addition, the credit agreement, contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. At June 30, 2021, the Company was in compliance with all of the financial and non-financial covenants.
21. Subsequent Events
On July 2, 2021 the Company received net IPO proceeds totaling $444,698 to purchase 15,180,000 Alclear Units.
The Company granted 1,169,140 RSUs to new employees under the Company’s 2021 Omnibus Incentive Plan which have a future unrecorded expense of $45,853 to be recognized.
28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 included elsewhere within this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in millions.

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the term “we” and other forms thereof refer to the Company and its subsidiaries, which includes Alclear.
Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-256851), as amended (the “Registration Statement”), and the final prospectus dated June 29, 2021 (the “Prospectus”). Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Registration Statement and the Prospectus, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this quarterly report. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.
Overview
We are a member-centric secure identity platform operating under the brand name CLEAR. At CLEAR we know that you are always you—your biometric identity is foundational to helping enable frictionless everyday experiences, connecting you to the cards in your wallet and transforming the way you live, work and travel. Members enroll in CLEAR to create an unbreakable link between their identity and biometrics (e.g. eyes, face and fingerprints). CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide; the flagship CLEAR App including Home to Gate, Health Pass; and CLEAR Pass for CBP Mobile Passport Control, a free to use mobile app that streamlines entry into the United States. CLEAR also has extensive SDK and API capabilities to enable our partners to seamlessly integrate directly into our platform to enable better, faster and more frictionless experiences for our partners' customers. Use cases enabled by SDKs and APIs include identity validation, identity verification, attribute validation such as age validation, vaccine status and payment among others.
Non-GAAP Financial Measures
In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA and Free Cash Flow as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted for income taxes, interest (income) expense, depreciation and amortization, losses on asset disposals, equity-based compensation expense, mark to market of warrant liabilities and other income. Adjusted EBITDA is an important financial measure used by management and our board of directors in determining performance-based compensation for our management and key employees.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities adjusted for purchases of property and equipment plus the value of share repurchases over fair value. With regards to our CLEAR Plus subscription service, we generally collect cash from our members upfront for annual subscriptions. As a result, when the business is growing Free Cash Flow can be a real time indicator of the current trajectory of the business.

See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.
Reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$(38,099)	$22,346	$(51,227)	$(28,907)
Income taxes	211	10	217	10
Interest income, net	142	(79)	213	(669)
Depreciation and amortization	2,664	2,329	5,202	4,623
Equity-based compensation expense	5,897	932	7,216	52,657
Warrant liabilities	10,903	—	12,796	—
Adjusted EBITDA	$(18,282)	$25,538	$(25,583)	$27,714
Reconciliation of Net cash provided by (used in) operating activities to Free Cash Flow:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net cash provided by (used in) operating activities	$3,419	$(3,432)	$3,084	$(45,278)
Purchases of property and equipment	(6,416)	(2,088)	(15,210)	(6,438)
Share repurchases over fair value	—	463	712	50,398
Free Cash Flow	$(2,997)	$(5,057)	$(11,414)	$(1,318)
Key Performance Indicators
To evaluate performance of the business, we utilize a variety of other non-GAAP financial reporting and performance measures. These key measures include Total Bookings, Total Cumulative Enrollments, Total Cumulative Platform Uses, and Annual CLEAR Plus Net Member Retention

Total Bookings
Total Bookings represent our total revenue plus the change in deferred revenue during the period. Total Bookings in any particular period reflect sales to new and renewing CLEAR Plus subscribers plus any accrued billings to partners. Management believes that Total Bookings is an important measure of the current health and growth of the business and views it as a leading indicator.

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Total Bookings (in millions)	$70.0	$34.6	$35.4	102%	$132.0	$103.5	$28.5	28%
Total Bookings increased by $35.4 million, or 102%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by the rebound in air travel following the trough in the second quarter of 2020 due to the COVID-19 pandemic which resulted in higher new member enrollments, higher retention and one-year price discounts on prior year renewals rolling off.
Total Bookings increased by $28.5 million, or 28%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by the rebound in air travel following the trough in the second quarter of 2020 due to the COVID-19 pandemic which resulted in higher new member enrollments, higher retention and one-year price discounts on prior year renewals rolling off.

Total Cumulative Enrollments
We define Total Cumulative Enrollments as the number of enrollments since inception as of the end of the period. An Enrollment is defined as any member who has registered for the CLEAR platform since inception and has a profile (including limited time free trials regardless of conversion to paid membership) net of duplicate and/or purged accounts. This includes CLEAR Plus members who have completed enrollment with CLEAR and have ever activated a payment method, plus associated family accounts. Management views this metric as an important tool to analyze the efficacy of our growth and marketing initiatives as new members are potentially a current and leading indicator of revenues.

	As of
	June 30, 2021	June 30, 2020	Change	% Change
Total Cumulative Enrollments (in thousands)	6,322	5,037	1,285	26%
Total Cumulative Enrollments were 6,322 as of June 30, 2021 and 5,037 as of June 30, 2020, which represented a 26% increase. The growth was primarily driven by a rebound in air travel as well as the growth of Health Pass and mobile users.
Total Cumulative Platform Uses
We define Total Cumulative Platform Uses as the number of individual engagements across CLEAR use cases, including in-airport verifications, since inception as of the end of the period. We also include airport lounge access verifications, sports and entertainment venue verifications and Health Pass surveys since inception as of the end of the period. Management views this metric as an important tool to analyze the level of engagement of our member base which can be a leading indicator of future growth, retention and revenue.

	As of
	June 30, 2021	June 30, 2020	Change	% Change
Total Cumulative Platform Uses (in thousands)	65,503	55,276	10,227	19%

Total Cumulative Platform Uses was 65,503 as of June 30, 2021 and 55,276 as of June 30, 2020, which represented a 19% increase. The increase was primarily due to a rebound in air travel and the launch of CLEAR Health Pass in the third quarter of 2020.
Annual CLEAR Plus Net Member Retention
We define Annual CLEAR Plus Net Member Retention as one minus the CLEAR Plus net member churn on a rolling 12 month basis. We define “CLEAR Plus net member churn” as total cancellations net of winbacks in the trailing 12 month period divided by the average active CLEAR Plus members as of the beginning of each month within the same 12 month period. Winbacks are defined as reactivated members who have been cancelled for at least 60 days. Active CLEAR Plus members are defined as members who have completed enrollment with CLEAR and have activated a payment method for our in-airport CLEAR Plus service, including their registered family plan members. Active CLEAR Plus members also include those in a grace period of up to 45 days after a billing failure during which time we attempt to collect updated payment information. Management views this metric as an important tool to analyze the level of engagement of our member base, which can be a leading indicator of future growth and revenue, as well as an indicator of customer satisfaction and long term business economics.

	As of
	June 30, 2021	June 30, 2020	Change
Annual CLEAR Plus Net Member Retention	80.6%	83.5%	(2.9%)
Annual CLEAR Plus Net Member Retention was 80.6% as of June 30, 2021 and 83.5% as of June 30, 2020, which represented a 290 bps decrease. The decline was primarily due to increased CLEAR Plus cancellations in 2020 during the COVID-19 pandemic. Annual CLEAR Plus Net Member Retention has been improving on a quarter-over-quarter basis, increasing by 3.4% to 80.6% as of June 30, 2021 compared to 77.2% as of March 31, 2021.
Key Factors Affecting Performance
We believe that our current and future financial growth are dependent upon many factors, including the key factors affecting performance described below.
Ability to Grow Total Cumulative Enrollments
We are focused on growing Total Cumulative Enrollments and the number of members that engage with our platform. Our operating results and growth opportunities depend, in part, on our ability to attract new members, including paying members (CLEAR Plus members) as well as new platform members. We rely on multiple channels to attract new CLEAR Plus members, including in-airport (our largest channel) which in turn is dependent on the ongoing ability of our ambassadors to successfully engage with the traveling public. We also rely on numerous digital channels such as paid search and partnerships. In many cases, we offer limited time free trials to new members who may convert to paying members upon the completion of their trial. Our future success is dependent on those channels continuing to drive new members and our ability to convert free trial members into paying members.
We rely on our partners and our mobile app to attract new platform members. We are still in the early phases of our growth, and our CLEAR Plus enrollments have grown faster than our platform members through June 30, 2021. We believe we will see an acceleration of Total Cumulative Platform Uses relative to Total Cumulative Enrollments over time as our members use our products across multiple locations and use cases. We believe this dynamic will grow the long-term economic value of our platform by increasing total engagement, expanding our margins and maximizing our revenue. Our future success is dependent upon maintaining and growing our partnerships as well as ensuring our platform remains compelling to members.
Although we have historically grown the number of new members over time and successfully converted some free trial members to paying members, our future success is dependent upon our ongoing ability to do so.
Ability to retain CLEAR Plus members
Our ability to execute on our growth strategy is focused, in part, on our ability to retain our existing CLEAR Plus members. Frequency and recency of usage are the leading indicators of retention, and we must continue to provide frictionless and predictable experiences that our members will use in their daily lives. The value of the CLEAR platform to our members increases as we add more use cases and partnerships, which in turn drives more frequent usage and increases retention. Historically, CLEAR Plus members who used CLEAR in both aviation and non-aviation venues renewed at rates materially above those who used CLEAR only in aviation. We cannot be sure that we will be successful in retaining our members due to any number of factors such as our inability to successfully implement a new product, adoption of our technology, harm to our brand or other factors.

Ability to add new partners, retain existing partners and generate new revenue streams
Our partners include local airport authorities, airlines and other businesses. Our future success depends on maintaining those relationships, adding new relationships and maintaining favorable business terms. In addition, our growth strategy relies on creating new revenue streams such as per member or per use transaction fees. Although we believe our service provides significant value to our partners, our success depends on creating mutually beneficial partnership agreements. We are focused on innovating both our product and our platform to improve our members’ experience, improve safety and security and introduce new use cases. We intend to accelerate our pace of innovation to add more features and use cases, to ultimately deliver greater value to our members and partners. In the near term, we believe that growing our member base facilitates our ability to add new partnerships and provide additional offerings, which we expect will lead to revenue generation opportunities in the long term.
Timing of new partner, product and location launches
Our financial performance is dependent in part on new partner, product and location launches. In many cases, we cannot predict the exact timing of those launches. Delays, resulting either from internal or external factors may have a material effect on quarterly results.
Timing of expenses; Discretionary investments
Although many of our expenses occur in a predictable fashion, certain expenses may fluctuate from period to period due to timing.
In addition, management may make discretionary investments when it sees an opportunity to accelerate growth, add a new partner or acquire talent, among other reasons. This may lead to volatility or unpredictability in our expense base and in our profitability.
Maintaining strong unit economics
Our business model is powered by network effects and has historically been characterized by efficient member acquisition and high member retention rates. This is evident by our approximately 16 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2019. The Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2019 is consistent with the average for prior periods. While we believe our unit economics will remain attractive, this is dependent on our ability to add new members efficiently and maintain our historically strong retention rates. As we grow our market penetration, the cost to acquire new members could increase and the experience we deliver to members could degrade, causing lower retention rates.
Changes to the macro environment
Our business is dependent on macroeconomic and other events outside of our control, such as decreased levels of travel or attendance at events, terrorism, civil unrest, political instability, union and other transit related strikes and other general economic conditions. We are also subject to changes in discretionary consumer spending.
Impact of Coronavirus (COVID-19) Pandemic
As the impact of the COVID-19 pandemic subsides and the demand for our services increases, we expect our expenses to increase, in some cases significantly, in comparison to the first quarter of 2021 and the 2020 fiscal year when we had lower staffing needs and proactively reduced our operating expenses. These increased expenses will include higher cost of direct salaries and benefits driven by field labor, sales and marketing, research and development costs, and general and administrative (including costs associated with being a public company and increased equity-based compensation expense). Due to the nature of our revenue recognition policy (e.g., CLEAR Plus revenues are recognized over the life of a subscription, which is typically 12 months), our reported revenues are expected to lag behind Total Bookings. The expected increase in expenses combined with the lagging revenues are expected to result in a near term increase in our net loss as well as decreased amounts of Adjusted EBITDA, particularly in comparison to the first quarter of 2021 and the 2020 fiscal year (and comparable quarters in the 2020 fiscal year). We may incur net losses and negative adjusted EBITDA in the long term if we are required to increase expenses to support our growth. See “Risk Factors—Risks Related to Our Financial Performance” in our Registration Statement and Prospectus.

The Reorganization Transactions
Prior to the completion of the IPO, we undertook certain reorganization transactions (the “Reorganization Transactions”) such that Clear Secure, Inc. is now a holding company, and its sole material asset is a controlling equity interest in Alclear Holdings, LLC. As the general partner of Alclear Holdings, LLC, Clear Secure, Inc. now operates and controls all of the business and affairs of Alclear Holdings, LLC, has the obligation to absorb losses and receive benefits from Alclear Holdings, LLC and, through Alclear Holdings, LLC and its subsidiaries, conducts our business.
The Reorganization Transactions were accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Clear Secure, Inc. recognized the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Alclear Holdings, LLC. Clear Secure, Inc. consolidates Alclear Holdings, LLC on its condensed consolidated financial statements and records a non-controlling interest, related to the Alclear Units held by our Founders and pre-IPO members, on its condensed consolidated balance sheets and statement of operations.
Taxation and Expenses
After the consummation of our IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Alclear and will be taxed at the prevailing corporate tax rates. Alclear Holdings, LLC, is treated as flow-through entities for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Quarterly Report do not include any material provisions for U.S. federal income tax for the periods prior to our IPO.
In addition to tax expense, we incur expenses related to our operations, plus payments under the tax receivable agreement (“TRA”) described below, which we expect to be significant. We intend to cause Alclear to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments under the TRA.
In addition, in connection with the Reorganization Transactions and our IPO, we entered into the TRA as described under “Tax Receivable Agreement.”
In addition, we will incur increased amounts of compensation expense, including related to equity awards granted under the 2021 Omnibus Incentive Plan to both existing employees and newly-hired employees, and grants in connection with new hires could be significant. In addition, as a public company, we will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur additional expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
Tax Receivable Agreement
In connection with the IPO we entered into the TRA with the CLEAR Post-IPO Members that will provide for the payment by us to the CLEAR Post-IPO Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) for shares of our Class A common stock or Class B common stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C common stock or Class D common stock, as the case may be, from CLEAR Post-IPO Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges by or purchases from the CLEAR Post-IPO Members, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest.

Components of Results of Operations
Revenue
The Company has derived substantially all of its historical revenue from subscriptions to its consumer aviation service, CLEAR Plus, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints across the nation as well as our broader network. The Company offers certain limited-time free trials, family pricing, and other beneficial pricing through several channels, including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds and credit card chargebacks. The Company also generates revenue in relation to sports stadiums and Health Pass which have been historically and continue to be immaterial to our results. Sports stadium revenues consist of fees for use of the Company’s pods for security entry at various sports stadiums, as well as access for members to dedicated entry lanes at various sports stadiums across the country. Additionally, the Company also generates an immaterial amount of revenue from transaction fees charged either per use or per user over a predefined time period, which may include one-time implementation fees, platform licensing fees, hardware-leasing fees or incremental transaction fees.
Other revenue consists of revenue streams relating to sports stadiums and to Health Pass and are immaterial. Sports stadium revenues consist of fees for use of the Company’s pods for security entry at various sports stadiums, as well as access for members to dedicated entry lanes at various sports stadiums across the country. Other revenue also consists of transaction fees charged either per use or per user over a predefined time period, and may include one-time implementation fees, platform licensing fees, hardware-leasing fees or incremental transaction fees.

Operating Expenses
The Company’s expenses consist of cost of revenue share fees, cost of direct salaries and benefits, research and development, sales and marketing, general and administrative expenses and depreciation and amortization expenses.
Cost of Revenue Share Fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s members with the host airports (“Revenue Share”). The Revenue Share fee is generally prepaid to the host airport in the period collected from the member. The Revenue Share fee is capitalized and subsequently amortized to operating expense over each member’s subscription period, as the payments are refundable on a pro rata basis. Such prepayments are recorded in “Prepaid Revenue Share fee” in the Company’s condensed consolidated balance sheets. Cost of Revenue Share also includes a fixed fee component.
Cost of Direct Salaries and Benefits
Cost of direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field ambassadors directly assisting members and their corresponding travel related costs. Employee-related costs recorded in direct salaries and benefits consist of salaries, taxes, benefits and equity-based compensation. Such amounts are direct costs of services and are recorded in “Cost of direct salaries and benefits” in the Company’s condensed consolidated statement of operations.
Research and Development
Research and development expenses consist primarily of employee related expenses and allocated overhead costs related to the Company’s development of new products and services and improving existing products and services. Research and development costs are generally expensed as incurred, except for costs incurred in connection with the development of internal-use software that qualify for capitalization as described in our internal-use software policy. Employee-related expenses consist of salaries, taxes, benefits and equity-based compensation.
Sales and Marketing
Sales and marketing expenses consist primarily of costs of general marketing and promotional activities, advertising fees used to drive subscriber acquisition, commissions, the production costs to create our advertisements, expenses related to employees who manage our marketing and brand and allocated overhead costs.

General and Administrative
General and administrative expenses consist primarily of employee-related expenses for the executive, finance, accounting, legal, and human resources functions. Employee-related expenses consist of salaries, taxes, benefits and equity-based compensation. General and administrative costs also include the Company’s warrant expense. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting and other professional fees, and all other supporting corporate expenses not allocated to other departments.
Interest Income, Net
Interest Income, net consists of interest income from our investment holdings partially offset by interest expense, which primarily includes amortization of discounts on our marketable securities and issuance costs on our revolving credit facility.
Provision for Income Taxes
As a result of the IPO and Organizational Transactions, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. We are also subject to income taxes in Israel.

Comparison of the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change
Revenue	$55.2	$60.0	$(4.8)	(8)%
Operating expenses:
Cost of revenue share fee	$8.3	$7.3	$1.0	14%
Cost of direct salaries and benefits	$15.8	$6.2	$9.6	155%
Research and development	$10.9	$5.4	$5.5	102%
Sales and marketing	$10.9	$1.5	$9.4	627%
General and administrative	$44.3	$14.9	$29.4	197%
Depreciation and amortization	$2.7	$2.3	$0.4	17%
Operating income (loss)	$(37.7)	$22.4	$(60.1)	(268)%
Other income (expense)
Interest income, net	$(0.1)	$0.1	$(0.2)	(200)%
Income (loss) before tax	$(37.8)	$22.5	$(60.3)	(268)%
Income tax expense	$(0.2)	$—	$(0.2)	N/A
Net income (loss)	$(38.0)	$22.5	$(60.5)	(269)%

	Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change
Revenue	$105.7	$121.3	$(15.6)	(13)%
Operating expenses:
Cost of revenue share fee	$16.1	$17.4	$(1.3)	(7)%
Cost of direct salaries and benefits	$28.0	$23.8	$4.2	18%
Research and development	$19.9	$17.1	$2.8	16%
Sales and marketing	$15.9	$8.2	$7.7	94%
General and administrative	$71.5	$79.8	$(8.3)	(10)%
Depreciation and amortization	$5.2	$4.6	$0.6	13%
Operating loss	$(50.9)	$(29.6)	$(21.3)	72%
Other income (expense)
Interest income, net	$(0.2)	$0.7	$(0.9)	(129)%
Income (loss) before tax	$(51.1)	$(28.9)	$(22.2)	77%
Income tax expense	$(0.2)	$—	$(0.2)	N/A
Net income (loss)	$(51.3)	$(28.9)	$(22.4)	78%
Revenue

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2020	June 30, 2020	$ Change	% Change
Revenue	$55.2	$60.0	$(4.8)	(8)%	$105.7	$121.3	$(15.6)	(13)%
Revenue decreased by $4.8 million or 8% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to a 5.9% decrease in the number of average monthly CLEAR Plus members in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was also driven by a 2.3% decline in average revenue per CLEAR Plus member in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Approximately 28% and 27% of paying CLEAR Plus members in the three months ended June 30, 2021 and 2020, respectively, were on a family plan.
Revenue decreased by $15.6 million or 13% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to a 9.0% decrease in the number of average monthly CLEAR Plus members in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was also driven by a 4.1% decline in average revenue per CLEAR Plus member in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Approximately 28% and 27% of paying CLEAR Plus members in the six months ended June 30, 2021 and 2020, respectively, were on a family plan.
Information about our operating expenses for the three and six months ended June 30, 2021 and 2020 is set forth below.
Cost of revenue share fee

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Cost of revenue share fee	$8.3	$7.3	$1.0	14%	$16.1	$17.4	$(1.3)	(7)%
Cost of revenue share fee increased by $1.0 million, or 14%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Despite revenue declining period on period, fixed fees increased by 23%, or $0.5 million resulting from the launch of new airports and per member fees increased by 10%, or $0.5 million.
Cost of revenue share fee decreased by $1.3 million, or 7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These decreases were primarily attributable to a 39% decline in new member enrollment in the second quarter of 2020 due to the COVID-19 pandemic, leading to lower revenue share in 2021. Fixed fees increased by 2%, or $0.1 million resulting from the launch of new airports and per member fees decreased by 11%, or $1.4 million.
Cost of direct salaries and benefits

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Cost of direct salaries and benefits	$15.8	$6.2	$9.6	155%	$28.0	$23.8	$4.2	18%
Cost of direct salaries and benefits expenses increased by $9.6 million, or 155%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to growth in employee compensation costs of $9.3 million caused by the increasing travel volumes leading to a higher staffing needs.
Cost of direct salaries and benefits expenses increased by $4.2 million, or 18%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to growth in employee compensation costs of $3.8 million caused by the increasing travel volumes leading to a higher staffing needs.

Research and development

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Research and development	$10.9	$5.4	$5.5	102%	$19.9	$17.1	$2.8	16%

Research and development expenses increased by $5.5 million, or 102%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $4.7 million in compensation expense and third party professional services and $0.6 million in technology costs.
Research and development expenses increased by $2.8 million, or 16%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $1.5 million in compensation expense, $0.6 million in professional services and $0.5 million in technology expenses.

Sales and marketing

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Sales and marketing	$10.9	$1.5	$9.4	627%	$15.9	$8.2	$7.7	94%
Sales and marketing expenses increased by $9.4 million, or 627%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $5.6 million related to growth in discretionary marketing, promotional and advertising initiatives. The increase was also driven by a $3.0 million increase in ambassador commission expense due to higher new member enrollments.
Sales and marketing expenses increased by $7.7 million, or 94%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $4.8 million related to growth in discretionary marketing, promotional and advertising initiatives. The increase was also driven by a $2.2 million increase in ambassador commission expense due to higher new member enrollments.
General and administrative

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
General and administrative	$44.3	$14.9	$29.4	197%	$71.5	$79.8	$(8.3)	(10)%
General and administrative expenses increased by $29.4 million, or 197%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $11.7 million in non-recurring non-employee equity-based compensation costs. The increase was also as a result of a $15.3 million increase in compensation expense and professional services, technology and recruiting costs and credit card fees related to higher enrollments.
General and administrative expenses decreased by $8.3 million, or 10%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to a decrease of $40.7 million in equity-based compensation costs, primarily driven by the Company’s repurchase of vested awards at a price in excess of their grant date fair value in 2020. These decreases were offset by an increase in non-employee non-recurring equity based compensation costs of $11.7 million, $16.7 million of compensation expense and professional services, technology costs and recruiting costs.
Non-operating income (expense)

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Interest Income, net	$(0.1)	$0.1	$(0.2)	(200)%	$(0.2)	$0.7	$(0.9)	(129)%

Interest income, net decreased by $0.2 million, or 200%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to reduced interest rates and the sales of interest-bearing securities of $0.2 million.
Interest income, net decreased by $0.9 million, or 129%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to reduced interest rates and the sales of interest-bearing securities of $0.7 million.

Income tax expense
Income tax expense increased by $0.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, including the Company, the movement in the valuation allowance and state and foreign taxes.
Income tax expense increased by $0.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, including the Company, the movement in the valuation allowance and state and foreign taxes.
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of June 30, 2021, we had cash and cash equivalents of $168 million and marketable securities of $38 million.
We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio and amounts available for borrowing under our Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Credit Agreement
On March 31, 2020, we entered into a credit agreement (the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally will bear interest between 1.5% and 2.5% per year and will also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million. As of June 30, 2021, we had not drawn on the revolving credit facility and did not have outstanding borrowings under the Credit Agreement.
We have the option to repay our borrowings under the Credit Agreement without premium or penalty prior to maturity. In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. The Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions.

Cash Flow

The following summarizes our cash flows for the six months ended June 30, 2021 and June 30, 2020 (in millions):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net cash provided by (used in) operating activities	$3.1	($45.3)	$48.4	(107%)
Net cash used in investing activities	($15.5)	($11.3)	($4.2)	37%
Net cash provided by (used in) financing activities	$64.6	($97.0)	$161.6	(167%)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$52.2	($153.6)	$205.8	(134%)
Cash, cash equivalents, and restricted cash, beginning of year	$139.1	$236.1	($97.0)	(41%)
Cash, cash equivalents, and restricted cash, end of period	$191.2	$82.5	$108.7	132%
Cash flows from operating activities
For the six months ended June 30, 2021, net cash provided by operating activities was $3.1 million compared to net cash used in operating activities of $45.3 million for the six months ended June 30, 2020, an increase of $48.4 million due to favorable changes in working capital of $53.1 million primarily related to deferred revenue and accrued liabilities. Additionally we experienced an increase in non-cash adjustments to net loss of $17.6 million. These increases were offset by an increase in net loss of $22.3 million.
Cash flows from investing activities
For the six months ended June 30, 2021, net cash used in investing activities was $15.5 million compared to $11.3 million for the six months ended June 30, 2020, an increase of $4.2 million primarily due to $8.7 million relating to the purchase of property and equipment offset by an increase of $4.3 million related to the net impact sales and purchases of marketable securities.
Cash flows from financing activities
For the six months ended June 30, 2021, net cash provided by financing activities was $64.6 million compared to net cash used in financing activities of $97.0 million for the six months ended June 30, 2020, an increase of $161.6 million. The increase was primarily due to a $194.4 million reduction in repurchases of temporary and members’ equity, offset by a $30.8 million reduction in proceeds from issuance of redeemable capital units.
Commitments and Contingencies
The following summarizes expected cash requirements for contractual obligations as of June 30, 2021 (in millions). These cash requirements relate to future minimum payments under lease and airport agreements. See Note 17, Commitments and Contingencies of the notes to the condensed consolidated financial statements included elsewhere in this document for further discussion of contractual obligations and other contingencies.

Operating Lease Payments
2021	$8.5
2022	$15.8
2023	$14.8
2024	$11.2
2025	$9.7
Thereafter	$21.7
Total	$81.7
Additionally, the Company has commitments for future marketing expenditures to sports stadiums of $7 million as of June 30, 2021.

Off Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Except as described in Note 2, Summary of Significant Accounting Policies within the condensed consolidated financial statements included elsewhere in this document, there have been no material changes to our critical accounting policies or in the underlying assumptions and estimates used in such policies as reported in our Prospectus for the year ended December 31, 2020.
Recent Accounting Pronouncements
See Note 1, Description of Business of the notes to the condensed consolidated financial statements included elsewhere in this document for details of recently issued accounting pronouncements and their expected impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk and interest rate risk.
Interest Rate Risk
Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest between 1.5% and 2.5% per year and will also include interest based on the greater of the prime rate, LIBOR or NYFRB rate, plus an applicable margin for specific interest periods. As of June 30, 2021, we had no outstanding borrowings under the revolving credit facility.

Risk and Uncertainties
In early 2020, the World Health Organization (“WHO”) declared the novel coronavirus (“COVID-19”) outbreak to be a global health pandemic. The pandemic has had a significant and horrific impact on people’s health, safety, and economic well-being. It also has had a material adverse effect on the global and domestic travel industries, as governments instituted legal restrictions on travel, issued shelter-in- place orders and mandated quarantine periods to prevent the spread of the disease. This resulted in a dramatic collapse in United States domestic airline passenger volumes in 2020, which saw a decline of approximately 60% versus 2019.
The Company responded swiftly to the pandemic and related events in a variety of ways to ensure minimal disruptions to offerings provided to clients and the well-being of employees. During the pandemic, the Company took early action including eliminating marketing and reducing operating expenses. While the Company expects the pandemic to continue to negatively affect its operating results, there remains uncertainty related to the duration and ultimate impact.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION
Item 1. Legal Matters
We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We currently believe that the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our condensed consolidated financial statements.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-256851) and the Prospectus included therein, the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the Prospectus and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

IPO

On July 2, 2021, we closed our IPO, in which the Company issued 15,180,000 shares of Class A common stock (which included 1,980,000 shares of Class A common stock as a result of the exercise of the underwriters’ over-allotment option, which was exercised on June 30, 2021). All shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-256851), which was declared effective by the SEC on June 29, 2021.

Goldman Sachs & Co. was the representative of the underwriters, which comprised Goldman Sachs & Co., J.P. Morgan Securities LLC, Allen & Company LLC, Wells Fargo Securities, LLC, LionTree Advisors LLC, Stifel, Nicolaus & Company, Incorporated, Telsey Advisory Group LLC, Centerview Partners LLC, Loop Capital Markets LLC, and Roberts & Ryan Investments, Inc. The lead book-runners of our IPO were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Allen & Company LLC and Wells Fargo Securities, LLC.

The initial offering price to the public in the IPO was $31.00 per share. We received $29.295 per share from the underwriters after deducting underwriting discounts and commissions of $1.705 per share. We incurred underwriting discounts and commissions of approximately $25.9 million. Thus, our net offering proceeds, after deducting underwriting discounts and commissions, were approximately $444.7 million, which the Company contributed to Alclear in exchange for 15,180,000 Alclear Units. The Company has caused Alclear to use such contributed amount to pay offering expenses which are estimated to be approximately $8.7 million, and for general corporate purposes. There has been no material change in the planned use of the IPO net proceeds from the described in the Registration Statement. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

Issuances of Class A common stock, Class B common stock, Class C common stock and Class D common stock

On June 29, 2021, in connection with the mergers contemplated by the Reorganization Transactions, the Company issued an aggregate of 59,240,306 shares of the Company’s Class A common stock to certain pre-IPO members of Alclear. These shares of Class A common stock were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

In addition, on June 29, 2021, in connection with the Reorganization Transactions, the Company issued an aggregate of (i) 1,042,234 shares of the Company’s Class B common stock to the Alclear Investments Stockholder and Alclear Investments II Stockholder, (ii) 44,598,167 shares of the Company’s Class C common stock to the members of Alclear (other than the Company, Alclear Investments Stockholder and Alclear Investments II Stockholder) after giving effect to the Reorganization Transactions and (iii) 26,709,821 shares of its Class D common stock to the Alclear Investments Stockholder and Alclear Investments II Stockholder. These shares of Class B common stock, Class C common stock and Class D common stock were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None

Item 6. Exhibits
The documents listed in the Index to Exhibits of this quarterly report on Form 10-Q are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein.

Exhibit Number	Description

2.1	Reorganization Agreement, dated as of June 29, 2021, among Clear Secure, Inc., Alclear Holdings, LLC, Alclear
Investments, LLC, Alclear Investments II, LLC, Alclear Management Pooling Vehicle, LLC, Kenneth Cornick and
the other parties thereto (incorporated by reference to the Company’s Current Report Form 8-K (File No. 001-
40568), filed on July 2, 2021).
3.1
Second Amended and Restated Certificate of Incorporation of Clear Secure, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-257532), filed on June 30, 2021).

3.2	Amended and Restated By-laws of Clear Secure, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-257532), filed on June 30, 2021).
10.1	Amended and Restated Operating Agreement of Alclear Holdings, LLC, dated as of June 29, 2021, among Alclear
Holdings, LLC, Clear Secure, Inc., and the other parties thereto (incorporated by reference to the Company’s Current
Report Form 8-K (File No. 001-40568), filed on July 2, 2021).
10.2	Exchange Agreement, dated as of June 29, 2021, among Clear Secure, Inc. and the other parties thereto
(incorporated by reference to the Company’s Current Report Form 8-K (File No. 001-40568), filed on July 2, 2021).
10.3	Registration Rights Agreement, dated as of June 29, 2021, among Clear Secure, Inc. and the other parties thereto
(incorporated by reference to the Company’s Current Report Form 8-K (File No. 001-40568), filed on July 2, 2021).
10.4	Tax Receivable Agreement, dated as of June 29, 2021, among Clear Secure, Inc. and the other parties thereto
(incorporated by reference to the Company’s Current Report Form 8-K (File No. 001-40568), filed on July 2, 2021).
10.5	Form of Indemnification Agreement (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).
10.6	Clear Secure, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 23, 2021).
10.7	Form of Stock Option Award Agreement for use with the Clear Secure, Inc. 2021 Omnibus Incentive Plan
(incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).
10.8	Form of Restricted Stock Unit Agreement for use with the Clear Secure, Inc. 2021 Omnibus Incentive Plan
(incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).
10.9	Amendment No. 1 to Credit Agreement, dated April 29, 2021, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to the
Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 16, 2021.

Date:	August 16, 2021	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2021	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer
(Principal Financial and Accounting Officer)