Form 10-Q
period 2021-09-30
Clear Secure, Inc.
filed 2021-11-15
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of November 11, 2021:

Class A common stock par value $0.00001 per share	74,268,466
Class B common stock par value $0.00001 per share	1,042,234
Class C common stock par value $0.00001 per share	44,598,167
Class D common stock par value $0.00001 per share	26,709,821

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$337,791	$116,226
Accounts receivable	3,921	912
Marketable debt securities	335,457	37,813
Prepaid revenue share fee	8,921	5,475
Prepaid expenses and other current assets	14,465	11,210
Total current assets	700,555	171,636

Property and equipment, net	45,875	35,241
Intangible assets, net	2,267	1,564
Restricted cash	22,835	22,856
Other assets	1,694	971
Total assets	$773,226	$232,268

Liabilities, redeemable capital units and stockholders' equity
Current liabilities:
Accounts payable	$10,034	$8,518
Accrued liabilities	45,194	18,304
Warrant liabilities	—	17,740
Deferred revenue	159,589	101,542
Total current liabilities	214,817	146,104

Deferred rent	3,428	3,809
Total liabilities	218,245	149,913

Commitments and contingencies (Note 17)

Redeemable capital units	—	569,251

Class A common stock, $0.00001 par value- 1,000,000,000 shares authorized; 74,420,306 shares issued and 74,347,905 shares outstanding as of September 30, 2021	1	—
Class B common stock, $0.00001 par value—100,000,000 shares authorized; 1,042,234 shares issued and outstanding as of September 30, 2021	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized; 44,598,167 shares issued and outstanding as of September 30, 2021	—	—
Class D common stock, $0.00001 par value—100,000,000 shares authorized; 26,709,821 shares issued and outstanding as of September 30, 2021	—	—
Profit Units	—	7,846
Accumulated other comprehensive income	(48)	27
Treasury stock at cost, 72,401 shares as of September 30, 2021	—	—
Accumulated deficit	(18,976)	(494,769)
Additional paid-in capital	305,307	—
Total stockholders’ equity attributable to Clear Secure, Inc.	286,284	—
Non-controlling interest	268,697	—
Total stockholders’ equity	554,981	(486,896)
Total liabilities, redeemable capital units and stockholders’ equity	$773,226	$232,268
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$67,558	$56,375	$173,294	$177,641

Operating expenses:
Cost of revenue share fee	9,926	8,298	25,995	25,707
Cost of direct salaries and benefits	18,128	7,751	46,113	31,504
Research and development	13,347	6,297	33,293	23,358
Sales and marketing	9,949	3,291	25,806	11,479
General and administrative	44,816	17,734	116,290	97,532
Depreciation and amortization	3,988	2,322	9,190	6,945
Operating income (loss)	(32,596)	10,682	(83,393)	(18,884)

Other income (expense)
Interest income (expense), net	(120)	(12)	(333)	657
Other income (expense), net	(11)	477	(11)	477
Income (loss) before tax	(32,727)	11,147	(83,737)	(17,750)
Income tax expense	(60)	(4)	(277)	(14)
Net income (loss)	(32,787)	11,143	(84,014)	(17,764)
Less: net income (loss) attributable to non-controlling interests	(15,872)		(65,095)
Net loss attributable to Clear Secure, Inc.	$(16,915)		$(18,919)

Net loss per common share of Class A and B common stock (Note 15)
Basic and Diluted	$(0.23)		$(0.26)
Weighted-average shares of Common A stock outstanding	72,285,100		72,124,741
Weighted-average shares of Common B stock outstanding	1,042,234		1,042,234
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$(32,787)	$11,143	$(84,014)	$(17,764)
Other comprehensive income
Currency translation	15	—	18	—
Unrealized gain (loss) on fair value of marketable debt securities	(108)	(32)	(80)	32
Total other comprehensive income	(93)	(32)	(62)	32
Comprehensive income (loss)	(32,880)	11,111	(84,076)	(17,732)
Less: comprehensive loss attributable to non-controlling interests	(15,917)		(65,109)
Comprehensive loss attributable to Clear Secure, Inc.	$(16,963)		$(18,967)
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CAPITAL UNITS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

		Class A		Class B		Class C		Class D			Profit Units		Accumulated other comprehensive income	Treasury Stock	Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-Controlling Interest	Total stockholders’ equity
	Total redeemable capital units	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Number of Units	Amount
Balance, January 1, 2021	$569,251	—	$—	—	$—	—	—	—	$—	—	1,868,322	$7,846	$27	$—	$(494,769)	$(486,896)	—	$(486,896)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,128)	(13,128)	—	(13,128)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	25	—	—	25	—	25
Issuance of member units, net of costs	81,567	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase and retirement of capital units	(439)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,005)	(3,005)	—	(3,005)
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	—	—	—	—	(71,247)	(56)	—	—	(8,246)	(8,302)	—	(8,302)
Warrant expense	281	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	327	—	—	—	327	—	327
Balance, March 31, 2021	$650,660	—	$—	—	$—	—	$—	—	$—	$—	1,797,075	$8,117	$52	$—	$(519,148)	$(510,979)	$—	$(510,979)
Net loss prior to reorganization transaction	—	—	—	—	—	—	—	—	—	—		—	—	—	(33,720)	(33,720)	—	(33,720)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	6
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	1,786	(26,925)	353	—	—	—	2,139	2,114	4,253
Warrant expense	819	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants prior to the reorganization transaction	34,224	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,018)	(4,018)	—	(4,018)
Effect of reorganization transaction	(685,703)	59,240,306	1	1,042,234	—	—	—	—	—	62,858	(1,770,150)	(8,470)	(52)	—	556,886	611,223	74,480	685,703
Issuance of common stock upon reorganization	—	—	—	—	—	44,598,167	—	26,709,821	—	—	—	—	—	—	—	—	—	—
Net loss post reorganization transaction	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,004)	(2,004)	(2,375)	(4,379)
Balance, June 30, 2021	—	59,240,306	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$64,644	—	$—	$—	$—	$(2,004)	$62,641	$74,225	$136,866
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,915)	(16,915)	(15,872)	(32,787)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(48)	—	—	(48)	(45)	(93)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	6,569	—	—	—		—	6,569	6,060	12,629
Warrant expense	—	—	—	—	—	—	—	—	—	778	—	—	—	—	—	778	731	1,509
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(57)	(57)	(54)	(111)
Proceeds from IPO, net of costs	—	15,180,000	—	—	—	—	—	—	—	233,316	—	—	—	—	—	233,316	203,652	436,968
Balance, September 30, 2021	—	74,420,306	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$305,307	—	$—	$(48)	$—	$(18,976)	$286,284	$268,697	$554,981
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CAPITAL UNITS AND MEMBERS’ DEFICIT
(UNAUDITED)
(dollars in thousands, except per share data)

	Redeemable Capital Units				Members’ Deficit
	Class A Units		Class B Units		Class C Units		Profit Units		Accumulated other comprehensive income (loss)	Accumulated deficit	Members' deficit total
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Profit Units	Amount
Balance, January 1, 2020	316,785	$3,168	4,759,569	$432,062	—	—	2,113,008	$8,022	$3	$(291,354)	$(283,329)
Net loss	—	—	—	—	—	—	—	—	—	(51,253)	(51,253)
Other comprehensive loss	—	—	—	—	—	—	—	—	(64)	—	(64)
Issuance of member units, net of costs	—	—	422,039	113,944	—	—	37,700	—	—	—	—
Repurchase and retirement of capital units	(54,843)	(548)	(677,387)	(14,053)	—	—	—	—	—	(183,102)	(183,102)
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	(328,834)	(1,630)	—	(10,829)	(12,459)
Warrant expense	—	—	—	1,441	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	351	—	—	351
Balance, March 31, 2020	261,942	$2,620	4,504,221	$533,394	—	$—	1,821,874	$6,743	$(61)	$(536,538)	(529,856)
Net income	—	—	—	—	—	—	—	—	—	22,346	22,346
Other comprehensive income	—	—	—	—	—	—	—	—	128	—	128
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	(57,050)	(3)	—	(123)	(126)
Warrant expense	—	—	—	141	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	328	—	—	328
Balance, June 30, 2020	261,942	$2,620	4,504,221	$533,535	—	$—	1,764,824	$7,068	$67	$(514,315)	(507,180)
Net income	—	—	—	—	—	—	—	—	—	11,143	11,143
Other comprehensive loss	—	—	—	—	—	—	—	—	(32)	—	(32)
Issuance of member units, net of costs	—	—	—	—	—	—	130,628	—	—	—	—
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	(19,125)	—	—	(23)	(23)
Warrant expense	—	—	—	143	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	385	—	—	385
Balance, September 30, 2020	261,942	$2,620	4,504,221	$533,678	—	$—	1,876,327	$7,453	$35	$(503,195)	(495,707)
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows provided by (used in) operating activities:
Net loss	$(84,014)	$(17,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,190	6,945
Loss on asset disposal	—	2
Equity-based compensation	20,642	2,789
Warrant liabilities	12,796	444
Amortization of revolver loan costs	558	—
Changes in operating assets and liabilities:
Accounts receivable	(3,009)	733
Prepaid expenses and other assets	(3,818)	3,323
Prepaid revenue share fee	(3,445)	2,595
Accounts payable	2,796	(1,572)
Accrued liabilities	28,615	(4,998)
Deferred revenue	58,047	(21,653)
Deferred rent	(381)	685
Net cash used provided by (used in) operating activities	37,977	(28,471)

Cash flows used in investing activities:
Purchases of marketable debt securities	(689,789)	(104,249)
Sales of marketable debt securities	392,066	99,898
Issuance of loan	—	(250)
Purchases of property and equipment	(22,042)	(9,181)
Capitalized intangible assets	(713)	(425)
Net cash used in investing activities	(320,478)	(14,207)

Cash flows provided by (used in) financing activities:
IPO proceeds, net of underwriter fees and issuance costs	437,494	—
Repurchase of members’ equity	(11,744)	(210,310)
Proceeds from issuance of members’ equity, net of cost	80,277	113,944
Distribution to post-reorganization members	(4,128)	—
Issuance of warrants	289	—
Proceeds from the exercise of warrants	2,575	—
Payment of revolver loan costs	(718)	(652)
Net cash provided by (used in) financing activities	504,045	(97,018)

Net increase (decrease) in cash, cash equivalents, and restricted cash	221,544	(139,696)
Cash, cash equivalents, and restricted cash, beginning of period	139,082	236,051
Cash, cash equivalents, and restricted cash, end of period	$360,626	$96,355

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$337,791	$73,602
Restricted cash	22,835	22,753
Total cash, cash equivalents, and restricted cash	$360,626	$96,355
Supplemental Noncash Investing and Financing Activities
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of September 30, 2021were $890 and $727, respectively and $1,485 and $630 as of September 30, 2020, respectively. Issuance of member units upon exercise and derecognition of certain warrant liabilities during nine months ended September 30, 2021 was $30,825. Unpaid issuance costs in accounts payable was $526 as of September 30, 2021.
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

1. Description of Business and Recent Accounting Developments
Description and Organization

Clear Secure, Inc. (the “Company”) was incorporated as a Delaware corporation on March 2, 2021 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Alclear Holdings, LLC and its wholly owned subsidiaries (collectively referred to as “Alclear”).
The Company (together with its consolidated subsidiaries, “CLEAR”, “we”, “us”, “our”) is a holding company and its principal asset is the controlling equity interest in Alclear. Alclear was formed as a Delaware limited liability company on January 21, 2010 and operates under the terms of the Amended and Restated Operating Agreement dated June 29, 2021 (the “Operating Agreement”). As the sole managing member of Alclear, the Company operates and controls all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.
The Company operates a secure identity platform operating under the brand name CLEAR in the United States. CLEAR’s current offerings include: CLEAR Plus, a consumer aviation subscription service which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide, the flagship CLEAR App, including Home to Gate and Health Pass, and CLEAR Pass for U.S. Customs and Border Protection ("CBP") Mobile Passport Control, a free to use mobile app, that streamlines entry into the United States.
Reorganization and Initial Public Offering

On June 29, 2021, prior to the completion of the IPO of the Company’s shares of Class A common stock, $0.00001 par value per share (the “Class A common stock”), the Company, Alclear and its subsidiaries consummated an internal reorganization (the “Reorganization”) which resulted in the following:

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

•Alclear Investments, LLC, an entity controlled by Ms. Caryn Seidman-Becker, our Chief Executive Officer and co-founder, and Alclear Investments II, LLC, an entity controlled by Mr. Kenneth Cornick, our President, Chief Financial Officer and co-founder, each exchanged certain of their Alclear Units for shares of Class B common stock.

•The remaining members of Alclear, including Alclear Investments, LLC and Alclear Investments II, LLC, (“Alclear members”) subscribed for and purchased shares of the Company’s Class C common stock and Class D common stock at a purchase price of $0.00001 per share and in an amount equal to the number of Alclear Units held by such members.

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

On July 2, 2021, the Company completed the IPO of its Class A common stock. In the IPO, the Company sold an aggregate of 15,180,000 shares of Class A common stock, $0.00001 par value per share, at an offering price of $31 per share including as a result of the underwriters exercising their option to purchase up to 1,980,000 shares of Class A common stock. As a result, Clear Secure, Inc. received net proceeds from the IPO of approximately $445,875 after deducting underwriting discounts and commissions. As a result of the IPO, the Company contributed the net IPO Proceeds to Alclear in exchange for 15,180,000 Alclear Units. For the nine months ended September 30, 2021, the Company also incurred $8,907 of issuance related costs as a result of the IPO, that were recorded within additional paid in capital within the condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
Emerging Growth Company Status
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies, until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheets for substantially all leases. This update also requires lessees to recognize a single lease cost for operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Public companies were required to adopt ASU 2016-02 for reporting periods after December 15, 2018. In 2020, ASU 2016-02 was amended to extend the adoption date for nonpublic entities and EGCs. Accordingly, the effective date of ASU 2016-02, as amended, is fiscal periods beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2022 using the modified-retrospective approach as of the date of adoption which will not require the restatement of comparative periods. While the Company continues to evaluate the effect of the standard on its financial reporting, the Company anticipates that the adoption of the standard will have a material impact to the consolidated balance sheet with the primary effect being the recognition of right-of-use assets and corresponding lease liabilities for substantially all of the Company’s leases. The adoption is not expected to have a material impact on the Company's consolidated statements of operations or cash flows.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Notes to Consolidated Financial Statements–Note 2. Summary of Significant Accounting Policies” in its Registration Statement on Form S-1 (File No. 333-256851) and the Prospectus included therein. With the exception of the accounting policies described below, there have been no significant changes to the accounting policies during the nine months ended September 30, 2021.
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
Basic loss per share of Class A common stock and Class B common stock is computed by dividing net loss available to Clear Secure, Inc. by the respective weighted-average number of shares of common stock outstanding during the period. The Company applies the two-class method to calculate earnings per share for Class A and Class B shares. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. Diluted earnings per share of common stock is computed by dividing net income attributable to Clear Secure, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for common stock, by the weighted-average number of shares of common stock outstanding, adjusted to give effect to potentially dilutive securities. Refer to Note 15.
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three and nine months ended September 30, 2021 and 2020, no individual airport accounted for more than 10% of membership revenue.
The Company elected the practical expedient permitted to not adjust the transaction price of contracts with a duration of one year or less for the effects of a significant financing component at contract inception.

Revenue by Geography

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
For the three and nine months ended September 30, 2021 and 2020, all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as of September 30:

	2021	2020
Balance as of January 1	$101,542	$121,339
Deferral of revenue	230,458	155,992
Recognition of deferred revenue	(172,411)	(177,645)
Balance as of September 30	$159,589	$99,686

The Company has obligations for refunds and other similar items of $2,994 as of September 30, 2021. The Company does not have any material variable consideration.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
Prepaid software licenses	$5,701	$5,504
Coronavirus aid, relief, and economic security act retention credit	2,036	2,036
Prepaid insurance costs	3,970	772
Other current assets	2,758	2,898
Total	$14,465	$11,210

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. For the year ended December 31, 2020, the Company recorded a receivable of $2,036 related to submissions made under the CARES Act. The Company expects to receive payment within twelve months.
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
The contractual maturities of investments classified as marketable debt securities are as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Due within 1 year	$335,457	$37,813
Total marketable debt securities	$335,457	$37,813

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$131,466	$—	$131,466
U.S. Treasuries	77,804	—	—	77,804
Corporate bonds	—	109,972	—	109,972
Total assets in the fair value hierarchy	77,804	241,438	—	319,242
Money market funds measured at NAV(a)	—	—	—	16,215
Total investments at fair value	$77,804	$241,438	$—	$335,457

Warrant liabilities	—	—	—	—
Total warrant liabilities at fair value	$—	$—	$—	$—

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
The Company had no continuous unrealized loss position from marketable securities as of September 30, 2021.

The following table provides a summary of changes in fair value of the Company’s Level 3 warrant liabilities for the nine months ended September 30, 2021 and 2020:

	2021	2020
Balance as of January 1	$(17,740)	$(16,853)
Warrants issued	(289)	—
Issuance of equity upon exercise of certain warrants	30,206	—
Issuance of equity upon settlement of certain warrants	619	—
Fair value adjustments	(12,796)	(444)
Balance as of September 30	$—	$(17,297)
See Note 11 for further information regarding these Level 3 fair value measurements.
For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of September 30, 2021 and December 31, 2020 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Depreciation Period in Years	September 30, 2021	December 31, 2020
Internally developed software	5	$36,746	$23,545
Acquired software	3	7,539	7,538
Equipment	5	20,821	18,210
Leasehold improvements	1-10	6,982	6,548
Furniture and fixtures	5	2,259	2,181
Construction in progress		10,754	7,255
Total property and equipment, cost		85,101	65,277
Less: accumulated depreciation		(39,226)	(30,036)
Total property and equipment, net		$45,875	$35,241
Depreciation and amortization expense related to property and equipment for three months ended September 30, 2021 and 2020, was $3,988 and $2,318, respectively. For the nine months ended September 30, 2021 and 2020, it was approximately $9,190 and $6,933, respectively.
During the nine months ended September 30, 2021 and 2020, $13,199 and $4,561 was capitalized in connection with internally developed software. Amortization expense was $1,470 and $915 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $3,855 and $2,611 for the nine months ended September 30, 2021 and 2020, respectively.
7. Intangible Assets, net
Intangible assets consist as of September 30, 2021 and December 31, 2020 of the following:

	Amortization Period in Years	September 30, 2021	December 31, 2020
Patents	20	$2,007	$1,293
Other indefinite lived intangible assets		310	310
Total intangible assets, cost		2,317	1,603
Less: accumulated amortization		(50)	(39)
Intangible assets, net		$2,267	$1,564
Amortization expense of intangible assets was $11 and $12 for the nine months ended September 30, 2021 and 2020, respectively.
8. Restricted Cash
As of September 30, 2021 and December 31, 2020, the Company maintained bank deposits of $6,835 and $6,856, respectively, which were pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under the revenue share agreements. Such amounts also include a letter of credit for the Company’s New York City corporate headquarters lease agreement.
In addition, the Company also has a $16,000 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of September 30, 2021 and December 31, 2020.
9. Other Assets
Other assets as of September 30, 2021 and December 31, 2020 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	September 30, 2021	December 31, 2020
Security deposits	$242	$171
Loan fees	550	279
Certificates of deposit	459	459
Other long-term assets	443	62
Total	$1,694	$971
10. Accrued Liabilities
Accrued liabilities consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$13,729	$9,626
Accrued partnership liabilities	17,933	—
Other accrued liabilities	13,532	8,678
Total	$45,194	$18,304
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to fund.
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
Prior to the reorganization, Alclear issued the following warrants for Class B redeemable capital units as follows:

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
Prior to the Reorganization, certain warrant holders exercised their warrants for Class B redeemable capital units as follows:

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
The following warrants remained issued after giving effect to the reorganization:

	Classification	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Class A common stock	Equity awards	7,674,502	$0.01	1.04
Exercisable for Alclear Units	Equity awards	968,043	$0.01	2.96
As of September 30, 2021, 3,207,922 warrants were vested and exercisable for Class A common stock and 71,782 warrants were vested and exercisable for Alclear Units at a weighted-average exercise of price of $0.01. The balance of the outstanding warrants are subject to certain performance based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement. Based on the likelihood of achievement of the vesting criteria, as of September 30, 2021 the Company estimated unrecognized warrant expense is $1,204.
The Company recorded the following within general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Liability awards	$—	$444	$12,796	$444
Equity awards	1,509	1,698	3,431	1,698
Total	$1,509	$2,142	$16,227	$2,142
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
The total balance of the Class A and Class B redeemable capital units as of the following periods were:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	September 30, 2021	December 31, 2020
Class A redeemable capital units	$—	$2,620
Class B redeemable capital units	—	566,631
Total	$—	$569,251
As of December 31, 2020, there were 261,942 Class A redeemable capital units authorized, issued and outstanding. As of December 31, 2020, there were 5,631,085 Class B redeemable capital units authorized, and 4,621,459 Class B redeemable capital units issued and outstanding.
Prior to the Reorganization, during 2021, Alclear issued 277,813 Class B units through private offerings resulting in gross proceeds of $80,566 and issued 5,310 Class B units with a fair value of $1,540 in exchange for services related to the private offerings. In addition, Alclear repurchased and retired 11,869 Class B units for a total repurchase of $3,442. Alclear also issued 70,000 Class B units upon the exercise of certain warrants for exercise proceeds of $2,575.
During the nine months ended September 30, 2020, Alclear issued 422,039 Class B units through private offerings for proceeds of $113,944, net of offering costs. In addition, there were tender offers where Alclear repurchased and retired 677,387 Class B units for gross purchase of $14,053 and where Alclear repurchased and retired 54,843 Class A units for gross purchase of $548.
Upon the Reorganization, the Class A and B redeemable capital units were converted to Alclear Units in an aggregate amount equal to the total equity value of all outstanding units. As described in Note 1, certain of the Alclear Units received upon conversion of the Class A and B redeemable capital units were exchanged for either Class A common stock or Class B common stock.
13. Stockholders’ Equity
Members’ Equity
As a result of the Reorganization, members’ equity was zero as of September, 30, 2021. As of December 31, 2020, the Company had 21,042 authorized and 0 issued and outstanding Class C Capital Units, which were granted to employees as part of the Company’s annual compensation process.
Prior to the Reorganization, Alclear also had 27 classes of nonvoting, non-capital units, of which 16 were issued as equity-based compensation and reflects equity-based compensation recorded for units granted and expected to vest based on the probability of achieving performance-based vesting conditions. From time to time, Alclear repurchased vested profit units and, to the extent the amount paid for profit units repurchased was in excess of the fair value, such excess was recorded in accumulated deficit.
Prior to the Reorganization, during 2021, the Company repurchased 31,972 profit units for a total repurchase of $8,259. During the nine months ended September 30, 2020, the Company repurchased 283,759 profit units for a total repurchase of $1,633.
Since such repurchases were at amounts that exceeded the then fair value of the units, the Company recorded expense of $0 and $712 for the three and nine months ended September 30, 2021, respectively. The Company also recorded expense of $67 and $50,465 for the three and nine months ended September 30, 2020, respectively.
During the nine months ended September 30, 2021, $697 was recorded within general and administrative expense and $15 within research and development within the condensed consolidated statements of operations. During the nine months ended September 30, 2020, $44,514 was recorded within general and administrative expense, $5,910 was recorded within research and development and $41 was recorded within sales and marketing.

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
Treasury Stock
The Company does not have a share repurchase program. The Company’s treasury stock consists of forfeited Restricted Stock Awards that are legally issued shares held by the Company that can be utilized to settle equity-based compensation awards issued by the Company and is recorded at par value. These shares are excluded from the calculation of the non-controlling interest ownership percentage below. As of September 30, 2021, the Company had 72,401 shares in treasury stock.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Common Units in Alclear as of September 30, 2021:

	Alclear Units	Ownership Percentage
Alclear Holding Units held by post-reorganization members	44,407,609	31.08%
Alclear Holding Units held by Alclear Investments, LLC and Alclear Investments II, LLC	24,756,018	17.33%
Total	69,163,627	48.41%
The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C common stock for Class A common stock or Class D common stock for Class B common stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A common stock and additional paid-in-capital for the Company.
The non-controlling interest ownership percentage changed from 54.21% as of June 30, 2021 to 48.41% as of September 30, 2021. The primary driver of this decrease was attributable to the issuance of Class A shares, as well as related adjustments, due to the IPO.
As of September, 30 2021, no Alclear Units have been exchanged.
14. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
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
The following table summarizes information about the unvested profit units and RSUs in Alclear that were reclassified to RSAs or RSUs in the Company:

	Alclear RSU’s	Weighted- Average Grant-Date Fair Value	Profit Units	Weighted- Average Grant-Date Fair Value
Unvested balance, January 1, 2021	453,350	$14.51	9,085,704	$1.12
Granted	860,357	15.33	—	—
Vested	—	—	(345,703)	(0.40)
Forfeited	(25,479)	(15.36)	(881,227)	(0.90)
Effect of reorganization	(1,288,228)	(15.04)	(7,858,774)	(1.17)
Unvested balance, September 30, 2021	—	—	—	—

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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity related to the RSAs associated with compensation arrangements during nine months ended September 30, 2021.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value	RSA - Alclear Units	Weighted- Average Grant-Date Fair Value
Balance upon effect of reorganization*	1,878,986	$1.03	2,144,361	$1.29
Granted	—	—	—	—
Vested	(115,783)	(0.92)	—	—
Forfeited	(72,401)	(1.97)	—	—
Unvested balance, September 30, 2021	1,690,802	$1.00	2,144,361	$1.29
*The amounts above reflect the Reorganization and maintain the fair value for the substitution of profit units to RSAs.

Below is the compensation expense (credit) related to the RSAs:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of direct salaries and benefits	$(7)	$—	$(7)	$—
General and administrative	284	279	$884	$805
Research and development	41	96	149	234
Sales and marketing	(3)	10	(31)	23
Total	$315	$385	$995	$1,062

As of September 30, 2021, estimated unrecognized expense for RSAs that are probable of vesting was $826 with such expense to be recognized over a weighted-average period of approximately 0.6 years subsequent to September 30, 2021.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during nine months ended September 30, 2021:

	RSU’s	Weighted- Average Grant-Date Fair Value	RSU Units - Class B Common Stock	Weighted- Average Grant-Date Fair Value
Balance upon effect of Reorganization*	3,009,982	$7.23	2,113,672	$2.29
Granted	1,240,853	42.10	—	—
Vested	—	—	—	—
Forfeited	(292,213)	(3.27)	(1,953,803)	(1.29)
Unvested balance, September 30, 2021	3,958,622	$18.45	159,869	$14.51

*The amounts above reflect the Reorganization and maintain the fair value for the substitution of Alclear RSUs to RSUs.

Below is the compensation expense recognized related to the RSUs:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Cost of direct salaries and benefits	$226	$226
General and administrative	2,913	5,882
Research and development	2,428	3,135
Sales and marketing	118	203
Total	$5,685	$9,446
As of September 30, 2021, estimated unrecognized expense for RSUs that are probable of vesting was $61,498 with such expense to be recognized over a weighted-average period of approximately1.3 years.
Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for the co-founders, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in shares of Class A common stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A common stock. The specified price hurdles of the Company’s Class A common stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs at a weighted average grant date fair value of $16.54. The Company recorded the expense related to these awards within general and administrative in the condensed consolidated statements of operations.
As of September 30, 2021, estimated unrecognized expense for Founder PSUs was $62,845 with such expense to be recognized over a weighted-average period of approximately 1.34 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
RSAs	$315	$385	$995	$1,062
RSUs	5,685	—	9,446	—
Founder PSUs	6,629	—	6,768	—
Total	$12,629	$385	$17,209	$1,062

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of direct salaries and benefits	$219	$—	$219	$—
General and administrative	9,826	279	13,534	805
Research and development	2,469	96	3,284	234
Sales and marketing	115	10	172	23
Total	$12,629	$385	$17,209	$1,062

15. Earnings (Loss) per Share
Basic earnings (loss) per share of Class A common stock and Class B common stock is computed by dividing net loss available to Clear Secure, Inc. by the respective weighted-average number of shares of common stock outstanding during the period. The Company applies the two-class method to calculate earnings per share for Class A and Class B shares. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. Diluted earnings per share of common stock is computed by dividing net earnings (loss) attributable to Clear Secure, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for common stock, by the weighted-average number of shares of common stock outstanding, adjusted to give effect to potentially dilutive securities.
As described in Note 1, on June 29, 2021, the Operating Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the Alclear Units, and (ii) exchange all of the then-existing membership interests of the original Alclear equity owners for Alclear Units.
Basic and diluted earnings per Class A and Class B common stock is applicable only for periods after June 29, 2021, post the Reorganization, when the Company had outstanding Class A and B common stock.
Shares of the Company’s Class C and Class D common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class C common stock and Class D common stock under the two-class method has not been presented. Each share of Class C common stock (together with a corresponding Alclear Unit) is exchangeable for one share of Class A common stock and each share of Class D common stock (together with a corresponding Alclear Unit) is exchangeable for one share of Class B common stock.
Shares classified as treasury stock within the condensed consolidated balance sheets are excluded from the calculation of earnings (loss) per share.

Below is the calculation of basic and diluted net loss per share:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended September 30, 2021
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(16,675)	$(240)
Weighted-average number of shares outstanding, basic	72,285,100	1,042,234
Net loss per common share, basic:	$(0.23)	$(0.23)

Diluted:
Net loss attributable to Clear Secure, Inc.	$(16,675)	$(240)
Weighted-average number of shares outstanding, basic	72,285,100	1,042,234
Potentially dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	72,285,100	1,042,234
Net loss per common share, diluted:	$(0.23)	$(0.23)

	Nine Months Ended September 30, 2021
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(18,650)	$(269)
Weighted-average number of shares outstanding, basic	72,124,741	1,042,234
Net loss per common share, basic:	$(0.26)	$(0.26)

Diluted:
Net loss attributable to Clear Secure, Inc.	$(18,650)	$(269)
Weighted-average number of shares outstanding, basic	72,124,741	1,042,234
Potentially dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	72,124,741	1,042,234
Net loss per common share, diluted:	$(0.26)	$(0.26)

Due to the net loss for the periods presented, the following potential shares of common stock were determined to be anti-dilutive:

	Three and Nine Months Ended September 30, 2021
	Class A	Class B
Potentially dilutive warrants	3,279,705	—
Potentially dilutive exchangeable Alclear Units	44,598,167	26,709,821
Potentially dilutive RSA’s	2,347,002	1,953,803
Potentially dilutive RSU’s	1,325,851	159,869
Potentially dilutive shares	51,550,725	28,823,493
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The Company reported a tax provision of $60 on a pretax loss of $32,727 for the three months ended September 30, 2021 as compared to $4 on pretax income of $11,147 for the three months ended September 30, 2020. This resulted in an effective tax rate of (0.18)% for the three months ended September 30, 2021 as compared to 0.04% percent for the three months ended September 30, 2020. The Company reported a tax provision of $277 on a pretax loss of $83,737 for the nine months ended September 30, 2021, as compared to $14 on a pretax loss of $17,750 for the nine months ended September 30, 2020. This resulted in an effective tax rate of (0.33)% for the nine months ended September 30, 2021 as compared to (0.09)% for the nine months ended September 30, 2020. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and it allocating its taxable results to its non-controlling members, (2) movement in valuation allowance and (3) the impact of state and foreign taxes.
The Company has not recorded any uncertain tax positions as of September 30, 2021. Clear Secure, Inc. was formed in March 2021 and did not engage in any operations prior to the IPO and the Reorganization. Additionally, although Alclear is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service (“IRS”). The statute of limitations has expired for tax years through 2016 for Alclear.
Tax Receivable Agreement
The Company expects to obtain an increase in the share of the tax basis of its share of the assets of Alclear when Alclear Units are redeemed or exchanged by Alclear Members and other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Company would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
As stated in Note 1, in connection with the IPO, the Company entered into the TRA, which generally provides for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Clear Secure, Inc. actually realizes or is deemed to realize as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by Alclear members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) for shares of the Company’s Class A common stock or Class B common stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C common stock or Class D common stock, as the case may be, from the Alclear members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA. The Company will retain the benefit of the remaining 15% of these net cash savings.
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of operations as a component of other income (expense), net. As of September 30, 2021, the Company did not record a liability from the TRA.
17. Commitments and Contingencies
Litigation
From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. Based on the currently available information, the Company does not believe that there are claims or legal proceedings that would have a material adverse effect on the business, or the condensed consolidated financial statements of the Company.
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
For the three months ended September 30, 2021 and 2020, the Company recorded rent expense of $1,618 and $1,461, respectively, and Revenue Share fee expense of $9,926 and $8,298, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded rent expense of $4,754 and $4,468, respectively, and Revenue Share fee expense of $25,995 and $25,707, respectively.
The Company has commitments for future marketing expenditures to sports stadiums of $5,517 through 2026. For the three months ended September 30, 2021 and 2020, marketing expenses related to sports stadiums were approximately $1,503 and $—, respectively. For the nine months ended September 30, 2021 and 2020, marketing expenses related to sports stadiums were approximately $2,655 and $377, respectively.
Future minimum payments under lease and airport agreements are as follows as of September 30, 2021:

2021	$4,093
2022	16,104
2023	14,941
2024	11,284
2025	9,773
Thereafter	21,803
Total	$77,998
18. Related-Party Transactions
As of September 30, 2021, and December 31, 2020, the Company had total payables to certain related parties of $1,839 and $1,606.
Additionally, for the three months ended September 30, 2021 and 2020, the Company recorded $2,084 and $1,855 in cost of revenue share within the condensed consolidated statements of operations, respectively in connection with certain related parties. For the nine months ended September 30, 2021 and 2020, the Company recorded $5,428 and $5,084, respectively in connection with certain related parties.
Refer to Note 16 for information regarding the TRA liability.
19. Employee Benefit Plan
The Company has a 401(k) savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the three months ended September 30, 2021 and 2020, the Company recorded discretionary employer contributions of $191 and $81, respectively, that was remitted to the plan. For the nine months ended September 30, 2021 and 2020, the Company recorded $828 and $311, respectively.
20. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The line of credit has not been drawn against as of September 30, 2021. Prepaid loan fees related to this facility are presented within Other assets with the current portion being presented within

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
prepaid and other current assets and will be amortized over the term of the credit agreement. As of September 30, 2021, the balance of these loan fees was $1,004.
The credit agreement contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness, and certain payments, as well as a financial covenant relating to leverage. Borrowings under the credit agreement generally will bear a floating interest rate per year and will also include interest based on the greater of the prime rate, London InterBank Offered Rate (LIBOR) or New York Federal Reserve Bank (NYFRB) rate, plus an applicable margin for specific interest periods.
In addition, the credit agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. At September 30, 2021, the Company was in compliance with all of the financial and non-financial covenants.
21. Subsequent Events
On November 4, 2021, the Company and 85 Tenth Avenue Associates, L.L.C. (“Landlord”) entered into a Lease (the “Lease Agreement”) pursuant to which the Company will lease approximately 120,000 square feet of an office building to house the Company’s corporate headquarters. The Lease Agreement provides for a commencement on the later of October 1, 2022 or the date on which the Landlord delivers possession of the premises with certain agreed upon completed improvements to be made by the Landlord. The term of the Lease Agreement is fifteen years after the date the rent obligations begin, with an option to renew for one 5-year or 10-year period at Fair Market Value (as defined in the Lease Agreement) by providing the Landlord with eighteen months’ notice and meeting certain other requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 included elsewhere within this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in millions.

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “the term “we” and other forms thereof refer to the Company and its subsidiaries, which includes Alclear.
Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may”, “will”, “should”, “believe,” “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-256851), as amended (the “Registration Statement”), and the final prospectus dated June 29, 2021 (the “Prospectus”). Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Registration Statement and the Prospectus, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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
Overview
We are a member-centric secure identity platform operating under the brand name CLEAR. At CLEAR we know that you are always you—your biometric identity is foundational to helping enable frictionless everyday experiences, connecting you to the cards in your wallet and transforming the way you live, work and travel. Members enroll in CLEAR to create an unbreakable link between their identity and biometrics (e.g. eyes, face and fingerprints). CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide; the flagship CLEAR App including Home to Gate and Health Pass; and CLEAR Pass for CBP Mobile Passport Control, a free to use mobile app that streamlines entry into the United States. CLEAR also has extensive SDK and API capabilities to enable our partners to seamlessly integrate directly into our platform to enable better, faster and more frictionless experiences for our partners' customers. Use cases enabled by SDKs and APIs include identity validation, identity verification, attribute validation such as age validation, vaccine status and payment among others.
Non-GAAP Financial Measures
In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA and Free Cash Flow as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. The amounts below are expressed in thousands.

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted for income taxes, interest (income) expense net, depreciation and amortization, losses on asset disposals, equity-based compensation expense, mark to market of warrant liabilities and other income (expense), net. Adjusted EBITDA is an important financial measure used by management and our board of directors in determining performance-based compensation for our management and key employees.

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

See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.
Reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$(32,787)	$11,143	$(84,014)	$(17,764)
Income taxes	60	4	277	14
Interest income (expense), net	120	12	333	(657)
Other income (expense), net	11	(477)	11	(477)
Depreciation and amortization	3,988	2,322	9,190	6,945
Loss on asset disposal	—	2	—	2
Equity-based compensation expense	14,138	595	21,354	53,252
Warrant liabilities	—	444	12,796	444
Adjusted EBITDA	$(14,470)	$14,045	$(40,053)	$41,759
Reconciliation of Net cash provided by (used in) operating activities to Free Cash Flow:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net cash provided by (used in) operating activities	$34,893	$16,808	$37,977	$(28,471)
Purchases of property and equipment	(6,832)	(2,743)	(22,042)	(9,181)
Share repurchases over fair value	—	67	712	50,465
Free Cash Flow	$28,061	$14,132	$16,647	$12,813
Key Performance Indicators
To evaluate performance of the business, we utilize a variety of other non-GAAP financial reporting and performance measures. These key measures include Total Bookings, Total Cumulative Enrollments, Total Cumulative Platform Uses, and Annual CLEAR Plus Net Member Retention.

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

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Total Bookings (in millions)	$99.3	$52.5	$46.8	89%	$231.4	$156.1	$75.3	48%
Total Bookings increased by $46.8 million, or 89%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by the continued rebound in air travel and the launch of a new credit card partnership on July 1, 2021, resulting in higher new member enrollments and higher member retention rates.
Total Bookings increased by $75.3 million, or 48%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by the rebound in air travel following the trough in the second quarter of 2020 due to the COVID-19 pandemic and the launch of a new credit card partnership on July 1, 2021, resulting in higher new member enrollments and higher member retention rates.

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

	As of
	September 30, 2021	September 30, 2020	Change	% Change
Total Cumulative Enrollments (in thousands)	8,076	5,118	2,958	58%
Total Cumulative Enrollments were 8,076 as of September 30, 2021 and 5,118 as of September 30, 2020, which represented a 58% increase. The year over year acceleration to 8,076 was driven by strength in both CLEAR Plus enrollments and platform enrollments. New enrollments in the quarter were 1,755, more than double the second quarter of 2021.
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

	As of
	September 30, 2021	September 30, 2020	Change	% Change
Total Cumulative Platform Uses (in thousands)	72,184	56,681	15,503	27%

Total Cumulative Platform Uses was 72,184 as of September 30, 2021 and 56,681 as of September 30, 2020, which represented a 27% increase, driven by the rapid growth of Health Pass usage and a continued rebound in CLEAR Plus verifications. Platform (mobile) members continued to represent an increased mix in the quarter which in the short term may demonstrate lower frequency usage trends than CLEAR Plus members.
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

	As of
	September 30, 2021	September 30, 2020	Change
Annual CLEAR Plus Net Member Retention	87.4%	81.2%	6.2%
Annual CLEAR Plus Net Member Retention was 87.4% as of September 30, 2021 and 81.2% as of September 30, 2020, a year-over year increase of 620 basis points. Given this is a trailing 12-month metric, the 680 basis point sequential increase vs. 80.6% as of June 30, 2021 implies particularly strong quarterly retention. The performance was driven by strength in gross renewals and winbacks of previously cancelled members. Retention is now above pre-COVID19 pandemic levels. A significant number of members who cancelled their CLEAR Plus subscriptions in 2020 have reactivated this year.
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
Tax Receivable Agreement
In connection with the IPO we entered into the TRA with the Alclear Members that provides for the payment by us to the Alclear Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the Alclear Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) for shares of our Class A common stock or Class B common stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C common stock or Class D common stock, as the case may be, from Alclear Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges by or purchases from the Alclear Members, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest.

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

Comparison of the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change
Revenue	$67.6	$56.4	$11.2	20%
Operating expenses:
Cost of revenue share fee	$10.0	$8.3	$1.7	20%
Cost of direct salaries and benefits	$18.1	$7.8	$10.3	132%
Research and development	$13.3	$6.3	$7.0	111%
Sales and marketing	$10.0	$3.3	$6.7	203%
General and administrative	$44.8	$17.7	$27.1	153%
Depreciation and amortization	$4.0	$2.3	$1.7	74%
Operating income (loss)	$(32.6)	$10.7	$(43.3)	(405)%
Other income (expense)
Interest income (expense), net	$(0.1)	$—	$(0.1)	N/A
Other income (expense), net	$—	$0.5	$(0.5)	N/A
Income (loss) before tax	$(32.7)	$11.2	$(43.9)	(392)%
Income tax expense	$(0.1)	$—	$(0.1)	N/A
Net income (loss)	$(32.8)	$11.2	$(44.0)	(393)%

	Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change
Revenue	$173.3	$177.6	$(4.3)	(2)%
Operating expenses:
Cost of revenue share fee	$26.0	$25.7	$0.3	1%
Cost of direct salaries and benefits	$46.1	$31.5	$14.6	46%
Research and development	$33.3	$23.4	$9.9	42%
Sales and marketing	$25.8	$11.5	$14.3	124%
General and administrative	$116.3	$97.5	$18.8	19%
Depreciation and amortization	$9.2	$6.9	$2.3	33%
Operating loss	$(83.4)	$(18.9)	$(64.5)	341%
Other income (expense)
Interest income (expense), net	$(0.3)	$0.7	$(1.0)	(143)%
Other income (expense), net	$—	$0.5	$(0.5)	N/A
Income (loss) before tax	$(83.7)	$(17.7)	$(66.0)	373%
Income tax expense	$(0.3)	$—	$(0.3)	N/A
Net income (loss)	$(84.0)	$(17.7)	$(66.3)	375%

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Revenue	$67.6	$56.4	$11.2	20%	$173.3	$177.6	$(4.3)	(2)%

Revenue increased by $11.2 million, or 20%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due to a 20.4% increase in the number of average monthly CLEAR Plus members offset by a 0.5% decline in average revenue per CLEAR Plus member in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Approximately 29% and 27% of paying CLEAR Plus members in the three months ended September 30, 2021 and 2020, respectively, were on a family plan.
Revenue decreased by $4.3 million, or 2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was due to a 2.9% decline in average revenue per CLEAR Plus members, partially offset by a 0.4% increase in the number of average monthly CLEAR Plus members in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Approximately 28% and 27% of paying CLEAR Plus members in the nine months ended September 30, 2021 and 2020, respectively, were on a family plan.
Information about our operating expenses for the three and nine months ended September 30, 2021 and 2020 is set forth below.
Cost of revenue share fee

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Cost of Revenue Share Fee	$10.0	$8.3	$1.7	20%	$26.0	$25.7	$0.3	1%
Cost of revenue share fee increased by $1.7 million, or 20%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Fixed fees increased by $0.9 million, or 38%, and per member fees increased by $1.4 million, or 23%. The increase was partially offset by $0.7 million increase in airport fee concessions due to the COVID-19 pandemic.
Cost of revenue share fee increased by $0.3 million, or 1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Fixed fees increased by 6%, or $0.5 million, and per member fees increased by 3%, or $0.6 million. The increase was partially offset by the $0.8 million increase in airport fee concessions due to the COVID-19 pandemic.
Cost of direct salaries and benefits

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Cost of direct salaries and benefits	$18.1	$7.8	$10.3	132%	$46.1	$31.5	$14.6	46%
Cost of direct salaries and benefits expenses increased by $10.3 million, or 132%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to growth in employee compensation costs of $10.0 million caused by the increasing travel volumes leading to a higher staffing needs.

Cost of direct salaries and benefits expenses increased by $14.6 million, or 46%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to growth in employee compensation costs of $13.8 million caused by the increasing travel volumes leading to a higher staffing needs.

Research and development

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Research and development	$13.3	$6.3	$7.0	111%	$33.3	$23.4	$9.9	42%
Research and development expenses increased by $7.0 million, or 111%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The change was primarily due to an increase of $6.7 million in compensation and professional services and $0.4 million in technology costs.
Research and development expenses increased by $9.9 million, or 42%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The change was primarily due to an increase of of $8.8 million in compensation and professional services and $0.9 million in technology costs.

Sales and marketing

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Sales and marketing	$10.0	$3.3	$6.7	203%	$25.8	$11.5	$14.3	124%
Sales and marketing expenses increased by $6.7 million, or 203%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to a $3.2 million increase in ambassador commission expense due to higher new member enrollments. The increase was also driven by a $2.9 million increase related to growth in discretionary marketing, promotional, and advertising initiatives.
Sales and marketing expenses increased by $14.3 million, or 124%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $7.7 million related to growth in discretionary marketing, promotional and advertising initiatives. The increase was also driven by a $5.4 million increase in ambassador commission expense due to higher new member enrollments.
General and administrative

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
General and administrative	$44.8	$17.7	$27.1	153%	$116.3	$97.5	$18.8	19%
General and administrative expenses increased by $27.1 million, or 153%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to a $7.9 million and $2.8 million increase in non-employee and employee equity-based compensation costs, respectively. Additionally, there was a $13.2 million increase due to higher employee related expenses, professional services, technology, insurance and credit card fees.
General and administrative expenses increased by $18.8 million, or 19%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an $18.2 million increase as a result of higher professional services, technology, insurance and credit card fees.

Non-operating income (expense)

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Interest income (expense), net	$(0.1)	$—	$(0.1)	N/A	$(0.3)	$0.7	$(1.0)	(143)%

Interest income, net decreased by $0.1 million, or N/A, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $1.0 million, or 143%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decreases were as a result of reduced interest rates and the sales related to the our marketable debt securities.

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Other income (expense)	$—	$0.5	$(0.5)	N/A	$—	$0.5	$(0.5)	N/A
Other income (expense), decreased by $(0.5) million, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The decrease was primarily due to the one time partnership transaction during the three months ended September 30, 2020.

Income tax expense

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Income tax expense	$(0.1)	$—	$(0.1)	N/A	$(0.3)	$—	$(0.3)	N/A
Income tax expense increased by $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, including the Company, the movement in the valuation allowance and state and foreign taxes.
Income tax expense increased by $0.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, including the Company, the movement in the valuation allowance and state and foreign taxes.
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of September 30, 2021, we had cash and cash equivalents of $338 million and marketable securities of $335 million.
We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio and amounts available for borrowing under our Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Credit Agreement
On March 31, 2020, we entered into a credit agreement (the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally will bear interest between 1.5% and 2.5% per year and will also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million. As of September 30, 2021, we had not drawn on the revolving credit facility and did not have outstanding borrowings under the Credit Agreement.

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
At September 30, 2021, the Company was in compliance with all of the financial and non-financial covenants.

Cash Flow
The following summarizes our cash flows for the nine months ended September 30, 2021 and September 30, 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net cash provided by (used in) operating activities	$38.0	($28.5)	$66.5	(233%)
Net cash used in investing activities	($320.5)	($14.2)	($306.3)	2157%
Net cash provided by (used in) financing activities	$504.0	($97.0)	$601.0	(620%)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$221.5	($139.7)	$361.2	(259%)
Cash, cash equivalents, and restricted cash, beginning of year	$139.1	$236.1	($97.0)	(41%)
Cash, cash equivalents, and restricted cash, end of period	$360.6	$96.4	$264.2	274%
Cash flows from operating activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $38.0 million compared to net cash used in operating activities of $28.5 million for the nine months ended September 30, 2020, an increase of $66.5 million due to benefit in changes working capital of $99.7 million primarily related to deferred revenue and accrued liabilities. Additionally, there was increase in non-cash adjustments to net loss of $32.9 million. These increases were offset by an increase in net loss of $66.0 million.
Cash flows from investing activities
For the nine months ended September 30, 2021, net cash used in investing activities was $320.5 million compared to $14.2 million for the nine months ended September 30, 2020, an increase of $306.3 million primarily due to an increase of $293.4 million related to the net impact of sales and purchases of marketable securities as well as an increase of $12.9 million relating to the purchase of property and equipment.
Cash flows from financing activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $504.0 million compared to net cash used in financing activities of $97.0 million for the nine months ended September 30, 2020, an increase of $601.0 million. The increase was primarily due to IPO proceeds, net of underwriter fees and issuance costs of $437.5 million.. Additionally, there was a decrease in the amounts used to repurchase member’s deficit of $198.6 million. These changes were offset by a decrease of $33.7 million due to a a decrease in the proceeds from the issuance of members’ units, net of costs.
Commitments and Contingencies
The following summarizes expected cash requirements for contractual obligations as of September 30, 2021 (in millions). These cash requirements relate to future minimum payments under lease and airport agreements. See Note 17, Commitments and Contingencies of the notes to the condensed consolidated financial statements included elsewhere in this document for further discussion of contractual obligations and other contingencies.

Operating Lease Payments
2021	$4.1
2022	$16.1
2023	$14.9
2024	$11.3
2025	$9.8
Thereafter	$21.8
Total	$78.0
Additionally, the Company has commitments for future marketing expenditures to sports stadiums of $5.5 million as of September 30, 2021.
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
Interest Rate Risk
Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest between 1.5% and 2.5% per year and will also include interest based on the greater of the prime rate, LIBOR or NYFRB rate, plus an applicable margin for specific interest periods. As of September 30, 2021, we had no outstanding borrowings under the revolving credit facility.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2021, we did not conduct any sales of equity securities that were not registered under the Securities Act of 1933, as amended.

Use of IPO Proceeds

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

The initial offering price to the public in the IPO was $31.00 per share. We received $29.295 per share from the underwriters after deducting underwriting discounts and commissions of $1.705 per share. We incurred underwriting discounts and commissions of approximately $25.9 million, including the effect of the exercise of the over-allotment option.. Thus, our net offering proceeds, after deducting underwriting discounts and commissions, net of the rebate on the over-allotment option, were approximately $445.9 million, which the Company contributed to Alclear in exchange for 15,180,000 Alclear Units. The Company has caused Alclear to use such contributed amount to pay offering expenses of approximately $8.9 million, and for general corporate purposes. There has been no material change in the planned use of the IPO net proceeds from what is described in the Company’s Registration Statement. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

Issuer Purchases of Equity Securities

We do not have a share repurchase program and no shares were repurchased during the three and nine months ended September 30, 2021. The Company classifies forfeited unvested restricted stock awards as treasury stock within the condensed consolidated balance sheets.
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 15, 2021.

Date:	November 15, 2021	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer
(Principal Financial and Accounting Officer)