Form 10-K
period 2021-12-31
Clear Secure, Inc.
filed 2022-03-30
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,362,354,960 based on the closing sale price as reported on the New York Stock Exchange. The registrant had the following outstanding shares of common stock as of March 25, 2022:

Class A common stock par value $0.00001 per share	78,566,156
Class B common stock par value $0.00001 per share	1,042,234
Class C common stock par value $0.00001 per share	43,577,355
Class D common stock par value $0.00001 per share	26,705,315

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement (the “2022 Proxy Statement”) for its 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I
ITEM 1. BUSINESS
Overview
We are a member-centric secure identity platform operating under the brand name CLEAR. At CLEAR we know that you are always you—your biometric identity is foundational to helping enable frictionless everyday experiences, connecting you to all the things that make you, YOU, and transforming the way you live, work and travel. Members enroll in CLEAR to create an unbreakable link between their identity and biometrics (e.g., eyes, face and fingerprints). CLEAR’s current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide; the flagship CLEAR App including Home to Gate and Health Pass; and Reserve powered by CLEAR, our virtual queuing technology that enables customers to manage lines. CLEAR also has software development kits (“SDKs”) and application programming interface (“API”) capabilities to enable our partners to seamlessly integrate directly into our platform to enable better, faster and more frictionless experiences for our partners’ customers. Use cases enabled by SDKs and APIs may include identity validation, identity verification, attribute validation such as age validation, vaccine status and payment, among others.
Our Business
Since 2010 we have been expanding our network, investing in our technology platform, strengthening our operations and developing our people to consistently deliver increased value to members and partners, resulting in the growth and trust of the CLEAR brand.
We have built an extensive physical footprint with a nationwide network of airports, stadiums and businesses to offer members frictionless, trusted experiences as they move and transact throughout the day in both physical and digital environments. As of December 31, 2021, our expansive network of partners and use cases provide our members with access to our nationwide network of 40 airports covering 114 lanes, 17 sports and entertainment partners with priority lanes, and 187 Health Pass-enabled partners, which include a growing number of offices, restaurants, theatres, hotels and theme parks. The continued expansion of our partnerships enable our partners to integrate with CLEAR and our members to use CLEAR in new places and in new ways.
Today, our owned and operated businesses such as CLEAR Plus (our consumer aviation subscription service) and our mobile applications are the largest users of our platform. We have enabled 84 million Total Cumulative Platform Uses across our network of airport, sports and Health Pass-enabled partners as of December 31, 2021. Our approximately 1,800 hospitality and security focused ambassadors and field managers on the ground bring our technology to life and work to deliver exceptional member experiences every day.
Our network, technology platform, operational expertise and ambassadors have helped us build our trusted brand and an average 2021 Net Promoter Score (“NPS”) of 77. We use NPS to help measure our member experience and satisfaction. Our members know when they see the CLEAR brand to expect a frictionless, fast and secure experience. Similarly, our partners trust CLEAR to enable them to deliver the same frictionless, fast and easy experiences to their own customers. Both our members and partners are passionate about CLEAR.
Our business model is powered by network effects and characterized by efficient member acquisition and high member retention rates. Our largest CLEAR Plus member acquisition channel is in-airport (representing 58% and 69% of member acquisitions for the years ended December 31, 2021 and 2020, respectively), where our prominent branding and expansive physical footprint allow prospective members to engage with CLEAR’s brand, ambassadors and technology firsthand. Our passionate member base further drives viral, word of mouth marketing and high annual member retention rates. As we add partners, products and locations, our platform becomes more valuable to our members. In turn, as we grow membership, our platform is more valuable to our existing and prospective partners. This is evident in our accelerated growth rate since inception—it took seven years to reach our first million members, but less than one year to reach each subsequent million members (we added 5 million members in 2021 alone)—and our approximately 18 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2021. For our definitions of “Lifetime Value” and “Customer Acquisition Cost” and information about how we calculate these metrics, see “—Our Member Acquisition and Retention Strategy.”
COVID-19
Beginning in early 2020, the COVID-19 global health pandemic had a significant and horrific impact on people’s health, safety, and economic well-being. It also had a material adverse impact on the global and domestic travel industries, resulting from government instituted legal restrictions on travel, shelter-in-place orders and mandated quarantine periods to prevent the spread of the disease. As a result of the COVID-19 pandemic, our operations have been, and we expect they may continue to be, adversely impacted.

We responded swiftly and aggressively to the COVID-19 operating environment by eliminating marketing spend and reducing operating expenses while caring for and supporting our team, our members and our partners. At the same time we accelerated investments in our platform, including our healthcare vertical, and developed our Health Pass product, which connects our members’ identity to a digital health credential, giving them control over and access to their healthcare information.
Despite 2021 Transportation Security Administration (“TSA”) volume remaining approximately 30% below pre-pandemic travel, our Total Cumulative Enrollments increased 97.4% year-over-year to 10.4 million and we saw Annual CLEAR Plus Net Member Retention increase to 92.3% (compared to 78.8% in 2020). While our Total Bookings increased 61.6% year-over-year, from $236.0 million to $341.0 million, we incurred net losses of $9.3 million and $115.1 million in 2020 and 2021, respectively. Our total revenue increased 10.0% from $231.0 million in 2020 to $254.0 million in 2021. For our definitions of “Total Cumulative Enrollments”, “Annual CLEAR Plus Net Member Retention” and “Total Bookings” and information about how we calculate these metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Performance Indicators.”
Our Network Effects
Our platform is multi-faceted and a powerful network of networks. We started in airports and witnessed accelerating member growth in both new markets and existing markets as our network expanded. Our largest CLEAR Plus member acquisition channel continues to be our in-airport channel. As we launched new use cases in existing markets, we saw accelerated growth and improved retention. The ability to use CLEAR in more locations in more ways increases our utility to our members. The larger our member base becomes, the more valuable our platform becomes to our current and prospective partners who utilize our platform to better realize their business objectives. As a result, our growth strategy is focused on simultaneously growing our CLEAR members while continuing to add valuable partners to our network and expanding the functionality and availability of our platform.
Our member base includes paying members and platform members. Paying members subscribe to our CLEAR Plus consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints across the nation as well as access to our broader network. Our business model is powered by network effects and characterized by efficient member acquisition and high retention rates. Our passionate member base further drives viral, word of mouth marketing and high annual retention rates.
Platform members include members who enrolled through our mobile app and formerly paying CLEAR Plus members. Platform members can use CLEAR anywhere in our network outside of our CLEAR Plus service. Typically new platform members are driven to enroll by one of our partners who integrate with CLEAR to enable frictionless experiences for their customers.
Our partners typically pay us based on the number of members or transaction volume. While contract structure may vary by use case, these deals are typically multi-year, recurring contracts that drive revenue primarily through transaction fees charged either per member, per use or per user over a predefined time period. In addition, they may also include one-time implementation fees, licensing fees, hardware-leasing fees or incremental transaction fees. Revenues from our partners, and the percentage of our total revenue from these partners, have historically been immaterial. Although platform members may not contribute directly to our revenues, they are valuable to our platform as they indirectly contribute to revenues and drive new partners to CLEAR.
Platform members are also driven to enroll directly to access our expanding portfolio of use cases. Today these include Health Pass (which includes validation of COVID testing results and digitization of vaccine status), and Home to Gate (end-to-end frictionless travel journeys). Reserve powered by CLEAR (virtual queuing) serves as an additional avenue to drive Platform member enrollment.
We believe there is a significant opportunity to expand our reach. We expect to expand CLEAR Plus through airport network expansion, increased market penetration in existing markets and new products in the aviation space. Trends in our favor include the reacceleration of the travel industry and consumer demand for touchless technology.
Additionally, we have a robust pipeline of new partners who increasingly recognize the need to deliver a fast, easy and secure experience to their customers—a true frictionless journey. We believe our platform can power a wide range of secure use cases such as customer check-in, digital identity, account opening/know your customer, payments, virtual queuing, licensing and professional credential verification, and physical entry and access. These use cases can be applied across verticals such as aviation and travel, hospitality, live sports and entertainment, healthcare, financial services and e-commerce, among others.

Our Offerings
Secure Identity Platform
Our secure identity platform is a multi-layered infrastructure consisting of both our front-end, including enrollment, verification and linking, and our robust, secure and scalable back-end. To engage with our platform, members simply enroll one time through our fast, secure and easy enrollment process.
CLEAR confirms identity on an opt-in basis using credential authentication (e.g., driver’s license, passport), best-of-breed biometric capture technology, liveness detection for anti-spoofing, biometric matching, backend identity proofing and other proprietary technologies to link an individual’s identity and their biometrics (e.g., eyes, face and fingerprints). Members can enroll in CLEAR in the manner which is most convenient for them: in-person enrollment pods in airports, or their own personal mobile device. CLEAR verifies identity and attributes using matching algorithms, liveness detection and other proprietary and third-party technology.
Our platform is versatile, can be used across different verticals and can be customized for specific applications or use cases. Our architecture is designed to be scalable without compromising member experience or information security. We have built SDK and API capabilities to enable our partners to quickly and seamlessly integrate directly with our platform. This structure allows us to facilitate safer, faster and more frictionless experiences for our partners’ customers, while enabling our partners to continue to control and manage the direct relationship with their customer under their own brand.
We have a deep organizational commitment to preserving our members’ privacy and ensuring members have ultimate control of their personal information. This commitment has been core to our member pledge since our founding over 12 years ago. We have a comprehensive information security program and a robust cybersecurity posture that uses industry best practices with administrative, technical and physical safeguards to protect against anticipated threats or hazards to the security, confidentiality or integrity of our platform’s systems and information. Our information security core tenets include the application of encryption at rest and in transit, firewalls, multi-factor authentication, granular role-based access control, physical and personnel security (including training), intrusion detection and data loss prevention. We have a commitment to members being in control of their own information and never sell member data.
We have been certified at the highest level of security by our government regulators. The Department of Homeland Security (“DHS”) has certified CLEAR’s information security program at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act).
Consumer Subscription Service
CLEAR Plus
CLEAR Plus is our consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints across the nation as well as access to our broader network. With CLEAR Plus, members use our touchless biometric verification technology to validate their identity and travel credentials. Our team of hospitality and security focused ambassadors help bring our technology to life by delivering a frictionless journey alongside excellent service. CLEAR Plus currently retails for $179 per year per member and is billed upfront. We offer free trials in-airport and online and promotional pricing to select partners including Delta Air Lines and United Airlines frequent fliers, as well as a family plan for up to three household members at an additional $60 per year per family member. Through our partnership with American Express, eligible cardmembers receive statement credits for all or a portion of their CLEAR Plus membership. We also offer discounted military, government and student pricing and children under 18 can use CLEAR Plus for free with an adult member.
TSA PreCheck® Application Program
In January 2020, we were selected by TSA as an awardee in the TSA Biometric PreCheck® Expansion Services and Vetting Program. As part of our agreement with TSA, we will leverage our marketing expertise, operational footprint and ambassador network to handle subscription renewal processing and new enrollments for the TSA PreCheck® program, as well as offer a CLEAR/TSA PreCheck® bundled subscription for customers who are new to both CLEAR and to TSA PreCheck®. We will provide the ability to renew TSA PreCheck® memberships on our website and complete new enrollments in-airport through our ambassador network.
The TSA program is expected to launch in 2022 and will represent a new source of revenue and members. We believe that approximately 54% of our CLEAR Plus members are active TSA PreCheck® subscribers, and that there is a significant opportunity for us to process their TSA PreCheck® membership renewals. In addition, we believe we can add a large number of new TSA PreCheck® subscribers on behalf of TSA. After a new TSA PreCheck® customer is enrolled or renewed, we will offer the customer an opportunity to enroll in CLEAR on an opt-in basis. We believe CLEAR Plus and TSA PreCheck® are highly complementary services and this channel is relevant to showcase not only the TSA PreCheck®

value proposition, but also the power of the combination and the extension of a holistic Home to Gate travel journey. The partnership does not extend to performing physical security screening, which continues to be operated by TSA.
Nationwide Physical Network
We have built an extensive physical footprint with a nationwide network of use cases including airports, stadiums and businesses to offer members frictionless, trusted experiences as they move and transact throughout the day in both physical and digital environments. As of December 31, 2021, members can access our nationwide network of 40 airports covering 114 lanes, 17 sports and entertainment partners with priority lanes, and 187 Health Pass-enabled partners, which include a growing number of offices, restaurants, theatres, hotels and theme parks. The continued expansion of our partnerships enable our partners to integrate with CLEAR and our members to use CLEAR in new places and in new ways.
Each CLEAR location utilizes one or more of our physical or digital offerings, which may include owned or leased hardware. Many CLEAR locations, for example at airports, also include designated entry lanes for CLEAR members. These locations are staffed by our team of approximately 1,800 hospitality and security focused ambassadors and field managers. Our ambassadors are a hospitality and security focused labor force that deliver the frictionless CLEAR experience every day to our partners and members. Our ambassadors facilitate a predictable and smooth CLEAR experience for existing members, enroll new members, and help bring our platform to life.
Mobile
We also engage with our members via the flagship CLEAR mobile app.
The CLEAR app is our primary consumer-facing digital product, which facilitates new user enrollment and member engagement from their mobile device. We are constantly investing in new features for the CLEAR mobile app, which makes our offering more valuable for members and partners and are offered at no charge. Features of the CLEAR mobile app include:
•Enroll in CLEAR and manage your membership—enrolling as a CLEAR member is a quick and easy process that can be handled directly through the CLEAR app via facial biometric recognition technology and validating a government-issued identification. This one-time enrollment can be completed in minutes and gives members access to our offerings and an easy upgrade path to CLEAR Plus at our airport locations.
•Home to Gate—members can have a predictable day-of-travel experience by inputting their flight number to access helpful information to assist their journey from the time they leave their home until they board the plane. Home to Gate integrates flight departure times, traffic data, security screening, gate number and terminal walking times to their exact gate. Additional services can be easily integrated into this platform.
•Health Pass—a free digital health credential service that uses CLEAR’s established biometric platform to connect members’ verified identity with health attributes such as COVID-19 test results, vaccination status, and health screening responses. Health Pass provides a critical solution to help individuals and businesses return to pre-COVID-19 normal.
•Touchless Access—we also enable touchless access to select partner services and venues, including airport lounges and event venues.
Reserve powered by CLEAR
Reserve powered by CLEAR is a virtual queuing technology that provides users with the choice of how they queue - either at home or on the move. The technology can be accessed through web, mobile, or web-app technology. Users can see the live wait-times, enter into the queue remotely or pre-book their appointment, and let the software wait on their behalf.
Atlas Certified
Atlas Certified is an automated solution to verify professional licenses and certification data across industries by communicating with certifying organizations for on demand, current and trusted data.
Partner Integrations
We have built SDK and API capabilities to enable our partners to seamlessly integrate directly with our platform. We have designed these capabilities with the goal of allowing our platform to enable better, faster and more frictionless experiences for our partners’ customers, while enabling our partners to continue to control and manage the direct relationship with their customer under their own brand. Use cases enabled by SDKs and APIs may include identity validation, identity verification, attribute validation such as age validation, vaccine status and payment, among others.

Our Value Proposition to Members and Partners
For our members, we have built a consumer-centric user experience that helps create frictionless experiences. We started with their travel journey and are expanding into their daily interactions in the physical and digital worlds. For our partners, we believe our rapidly expanding membership base and our platform strengthens their relationships and can elevate the experience they deliver daily to their customers and employees.
Why Our Members Love Us
We are obsessed with our members’ experience and seek to continually enhance the value we deliver to them through our platform as reflected by our strong member growth and our average 2021 NPS score of 77. We provide the following key benefits to our members:
•We seek to transform manual experiences into seamless end-to-end journeys: We are committed to making our members’ lives safer and easier. Our platform and dedicated team of ambassadors help to transform inconvenient and often stressful consumer experiences into effortless journeys. Our goal is for CLEAR to instill a feeling of being cared for, of being seen, and of feeling safe with predictable, secure and seamless experiences.
•We expand how and where our members can use CLEAR: As of December 31, 2021, members can access our nationwide network of 40 airports covering 114 lanes, 17 sports and entertainment partners with priority lanes, and 187 Health Pass-enabled partners and events covering 231 unique locations, which include a growing number of offices, restaurants, theatres, hotels and theme parks. We continue to expand our partnerships and seek to establish new partners to enable members to use our platform in new places and in new ways.
•We invest in innovation: We are focused on innovating both our product and our platform to improve our members’ experience, improve safety and security and introduce new use cases. For example, to complement our CLEAR Plus airport security checkpoint offering, we developed a portfolio of mobile applications including Home to Gate and the acquisition of Whyline, Inc. our virtual queuing technology used for Reserve powered by CLEAR. We continue to improve our mobile enrollment experience and have upgraded our APIs and enrollment capacity to support our growth. We intend to accelerate our pace of innovation to add more features and use cases, to ultimately deliver greater value to our members.
•Our ambassadors bring CLEAR to life for our members: Our passionate team of approximately 1,800 nationwide CLEAR ambassadors and field managers enhance our members’ experience and in many instances bring our technology to life. They provide on-location high-touch sales and marketing support which enables new members to enroll and existing members to use our platform with comfort and ease. They also educate our members about our technology, security and privacy.
•Trust and privacy are the foundation of CLEAR: We have been certified at the highest level of security by our government regulators. The DHS has certified our information security program at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act). Our members provide us with their personal information on an opt-in basis with the understanding that their information is secure and will never be sold.
Why Our Partners Love Us
Our platform is designed to enable our partners to further their business objectives, better serve their customers’ needs and elevate their customers’ experiences. By transforming the end-to-end consumer journey, we believe CLEAR enables our partners to capture not just a greater share of their customers’ wallet, but a greater share of their overall lives. We benefit our partners in a variety of ways, including:
•We are a committed partner for innovation: Partners turn to us to help them deliver safer, faster and easier experiences to their customers, who have increasingly high expectations for seamless end-to-end journeys. We provide flexibility for them to do so under their own brand through our SDK and API integrations or directly with CLEAR.
•We have a large, highly engaged and growing CLEAR member base: We have over 11 million CLEAR members, many of whom are frequent travelers and active consumers. Many of our members are also core customers of our partners. Other members can opt-in to a relationship with our partners. As our embedded base of members grow, our partners will benefit from our reach by accelerated adoption rates and economies of scale.
•Our brand is trusted: We have built a trusted consumer brand with passionate members. We believe our recognized and trusted brand, which is known for innovation and exceptional member experiences, gives our partners confidence that we will enhance and elevate their own customers’ experience.

•Security is paramount: Security is our core competency. We have a deep organizational commitment to securing data and protecting member privacy and a robust cyber-security posture. Data protection and privacy are complex and our partners rely on us to fulfill this requirement on their behalf.
•We significantly benefit the airport communities in which we operate: CLEAR becomes ingrained in the fabric of the local communities where we operate through the engagement of our members, and we believe we make a significant positive economic contribution. CLEAR creates job opportunities where we invest in the learning and development of our local employees and seek to develop partnerships which are mutually beneficial for us, our partners and the community.
•We operate our own direct-to-consumer offering, creating strong alignment with our partners: We have over 12 years of experience operating CLEAR Plus, our owned and operated consumer subscription service. As we invest in our platform to enhance the CLEAR Plus member experience, our partners benefit from these enhancements. We believe this creates natural alignment with our partners and makes us a trusted and forward-thinking partner to them.
Our Member Acquisition and Retention Strategy
We have focused our member acquisition strategy around delivering exceptional experiences to build brand trust as well as driving network effects by adding new partners, products and locations to increase our value proposition.
Our largest CLEAR Plus member acquisition channel is our highly efficient in-airport channel, where our prominent branding and expansive physical footprint allows prospective members to engage with CLEAR’s brand, ambassadors and technology firsthand. Our passionate member base drives viral, word of mouth marketing and high levels of retention. To ensure best-in-class member service we monitor real-time member feedback and quickly take action on information-driven insights. As we add new airport and non-airport locations (such as live sports and entertainment venues), the power of network effects makes CLEAR Plus more valuable to our members, further driving new member acquisition and higher member retention. We also entered into strategic distribution partnerships with partners such as Delta Air Lines, United Airlines and American Express that promote our services to their customers on a discounted or subsidized basis which allows us to efficiently scale membership in CLEAR Plus.
CLEAR also offers services that are free to members, both directly and under agreements with our partners who typically pay us based on the number of members or transaction volume. New platform members are largely driven to our platform by one of our partners who integrate with CLEAR to enable frictionless experiences for their customers. These partnerships allow us to scale our use cases and membership, which enhances the value of our network, and earn revenue from platform members.
Our expanding portfolio of use cases attracts new platform members directly to our platform and creates enhanced value for our CLEAR Plus members. As a result, we expect our platform member acquisition costs to remain low. Today these include Health Pass (which includes validation of COVID testing results and digitization of vaccine status), Home to Gate (end-to-end frictionless travel journeys) and Reserve powered by CLEAR (virtual queuing). Certain platform members may wish to upgrade to CLEAR Plus, further driving our revenues.
Over time, as we continue to grow platform members, potentially at faster rates than paying members, we expect to see growth in Total Cumulative Enrollments and Total Cumulative Platform Uses per Total Cumulative Enrollments as well as a decrease in revenue per Total Cumulative Enrollments accompanied by a commensurate decline in the cost to acquire an incremental Total Cumulative Enrollment. We believe this dynamic will grow the long-term economic value of our platform by increasing total engagement, expanding our margins and maximizing our revenue.
We measure our CLEAR Plus member Lifetime Value and Customer Acquisition Cost in an effort to measure the efficiency of our member acquisition and retention strategy. Lifetime Value is calculated by estimating the cumulative dollar contribution over the estimated lifetime of a CLEAR Plus member. To estimate retention rates we use CLEAR Plus Member Retention across annual cohorts in 2021. We estimate the dollar contribution as the annual revenue per member less estimated direct costs to service that member including revenue share, credit card fees, and member service expense to process that member in a CLEAR lane. Customer Acquisition Cost is calculated by dividing total 2021 airport-related marketing spend, inclusive of commissions, by total new paying CLEAR Plus members who joined during 2021. On this basis, we achieved a Lifetime Value to Customer Acquisition Cost ratio of approximately 18 times for members who joined during 2021.
Our Competitive Advantages
Trusted and Extensible Brand with Passionate Member Base
From our founding, we have been obsessed with the CLEAR member experience. We have been expanding our network, investing in our technology platform, strengthening our operations and developing our people to consistently deliver increased value to members and partners, resulting in our trusted and valued brand. Our passionate member base drives viral, word of mouth marketing and high annual retention rates. This is evident in our accelerated growth rate since inception and our approximately 18 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2021. It took seven years to reach our first million members, but less than one year to reach each subsequent million members (we added 5 million members in 2021 alone). Our strong brand has enabled our expansion into new markets such as live sports and entertainment venues as well as digital health.
Operational Expertise at Scale
Today, our owned and operated businesses such as CLEAR Plus and mobile applications are the largest users of our platform. Operating and scaling our own consumer-facing service, CLEAR Plus, over the past 12 years has given us experience and capabilities that are hard to replicate, and an environment for innovation that benefits all of our partners. We have significant expertise implementing and seamlessly operating our platform’s combination of pod hardware, biometric technology and physical human interactions across 57 regulated or complex environments, such as airports and live sporting events. We also manage a growing ambassador and field manager workforce of approximately 1,800 who are deployed across our expansive network of locations to implement our platform and continue to build our brand reputation. We combine our on-the-ground operational expertise with strong customer acquisition and retention, digital marketing, software and mobile application development and cybersecurity capabilities.
Platform Originated in High Security Aviation Environment
We started in aviation security, a regulated environment requiring a robust physical and information security posture. By building our platform in this context, we invested in, and were held accountable for, industry leading security, scalability and reliability. Our comprehensive information security program uses industry best practices with administrative, technical and physical safeguards to protect against anticipated threats or hazards to the security, confidentiality or integrity of CLEAR systems and information. We are certified as Qualified Anti-Terrorism Technology under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (“SAFETY Act”) and FISMA High Rating compliant which governs requirements for protecting sensitive data by the DHS. We continue to operate in aviation security today, and we use a single platform across all our use cases, both for our owned and operated businesses, such as CLEAR Plus, and for the experiences offered by our partners. As such, we bring our high standards of security, scalability, and reliability to every environment in which members engage with CLEAR.
Innovative and Scalable Platform
We believe that the significant investments we have made in our technology platform are a key differentiator for our business. Our approximately 230 person technology team leads platform innovation inside CLEAR. We have spent more than 12 years to create our scalable and secure back-end and our easy-to-use consumer front-end. The scalability of our platform is demonstrated by our ability to quickly launch new features. For example, in 2020 we were able to rapidly develop and launch Health Pass given the strength and modularity of CLEAR. We have also developed SDK and API capabilities to enable our partners to leverage our innovation and enable better experiences for their customers.
Powerful Network Effects
The power of network effects on our business model became evident as we added additional locations and our membership growth accelerated. Given the lengthy airport sales cycle and scarcity of airport real estate, it took us seven years to build a critical mass of airports to attract the first million members. Once we achieved this scale, the power of national network effects began to take hold. As the likelihood that a domestic traveler would have access to a CLEAR lane increased, the value proposition of our CLEAR Plus offering increased substantially. In 2015, we embarked on a strategy to add additional local CLEAR lanes at stadiums and live entertainment venues. This strategy created a second local network effect, increasing the value proposition of CLEAR Plus within a given city and meaningfully improving our member retention. The combination of these two powerful network effects drives both member growth and retention which we believe ultimately fuels our revenue growth. Over the past six years, our strategy expanded as our platform’s capabilities have evolved. Our investment in our platform and products and the expanding scale of our membership have accelerated the addition of new partners that are further accelerating our membership growth and increasing verifications.
Attractive Growth While Maintaining Disciplined Capital Allocation
We have consistently focused on growth by investing in our secure identity platform, expanding our nationwide network and partnerships, adding talented team members and continuing to innovate. We are disciplined capital allocators and have achieved our current scale on net invested capital of approximately $50 million. Our business model is powered by network effects and characterized by efficient member acquisition and high retention rates. Our largest CLEAR Plus member acquisition channel is in-airport (representing 58% and 69% of member acquisitions for the years ended December 31, 2021 and 2020, respectively), where our prominent branding and expansive physical footprint allow prospective members to engage with CLEAR’s brand, ambassadors and technology firsthand. As we add partners, products and locations, our platform becomes more valuable to our members. This is evident by our approximately 18 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2021. For our definitions of “Lifetime Value” and “Customer Acquisition Cost” and information about how we calculate these metrics, see “—Our Member Acquisition and Retention Strategy.”
Led by Experienced, Visionary Team
CLEAR was founded in 2010 by Caryn Seidman-Becker, our Chief Executive Officer, and Kenneth Cornick, our President and Chief Financial Officer. CLEAR is still executing on the original vision today, with Ms. Seidman-Becker and Mr. Cornick continuing to lead the business 12 years later. They are substantial owners of CLEAR and operate the business with the goal of long-term value creation. Ms. Seidman-Becker’s and Mr. Cornick’s prior investment experience informs their efficient capital allocation strategy, and they have attracted a deeply experienced team to accelerate CLEAR’s next phase of growth.
Our Growth Strategies
We have a significant track record of member growth within our domestic aviation vertical, and our platform has numerous adjacencies for further expansion.
Key elements of our growth strategy include:
•Grow CLEAR Plus Members: We see growth opportunities in our CLEAR Plus member base. We are still in the early stages of growth as our airport footprint as of December 31, 2021 covers approximately 59% of 2021 TSA departure volume (U.S Department of Transportation TSA departure volume as of August 31, 2021). We believe we can continue to open CLEAR lanes in new airports and new CLEAR lanes in our existing airports. In December 2021, approximately 4% of all TSA checkpoint volume went through a CLEAR lane, compared to approximately 2% in December 2020. We also believe there are opportunities to develop new features such as touchless lounge access and bag drop to improve the member and partner experience.
•Launch TSA PreCheck® enrollment program: We believe our TSA PreCheck® enrollment award will drive significant growth for TSA’s program and a meaningful incremental revenue opportunity to CLEAR as we manage renewal processing and new enrollments for TSA PreCheck® subscriptions. Our TSA PreCheck® award also offers a significant top-of-funnel opportunity to acquire new CLEAR Plus members as we intend to offer a CLEAR/TSA PreCheck® bundled product for customers who are new to both CLEAR and to TSA PreCheck®.
•Expand our partnerships and distribution channels: We intend to continue to pursue commercial partners as a means to broaden our distribution channel reach and accelerate member growth. These partnerships and channels are likely to include new airlines, credit card partners, professional sports leagues and teams, digital marketplaces and retail enterprises.
•Expand into new verticals and products: We have already made significant progress expanding from aviation into select new verticals, including travel and hospitality, live sports and entertainment and healthcare. We plan to continue investing in each of these verticals to increase the growth of our platform, member base and our network locations where our members can use and our partners can integrate with CLEAR. We believe we have a proven platform business with numerous natural adjacencies and as our member base and product portfolio grows, we believe we will have the opportunity to grow into new verticals. This portfolio includes, but is not limited to, payments, location access, ticketing, age validation and health profiles.
•Acquisitions and corporate development opportunities: We may opportunistically pursue selective acquisitions and other corporate development opportunities to complement our existing platform capabilities and further accelerate our growth and platform adoption. In 2021, we acquired Whyline, Inc., a provider of virtual queuing and appointment technology, and Atlas Certified, an automated solution to verify professional licenses and certification data across industries.
•International expansion: Our platform is highly scalable and can be rapidly deployed in new markets. We believe that there is likely to be global demand for our secure identity platform. While in the near-term the North American market remains our highest priority, through our December 2021 acquisition of Whyline, Inc. we now provide services to partners across international markets including Argentina, Mexico, Brazil, Peru, Honduras and Canada.
Competition
We compete for both our members and our partners. The market in which we operate is highly fragmented and characterized by high growth, shifting user preferences, and introductions of new services and offerings. Our primary competitors are offline alternatives, including manual security checks and screening processes. These alternatives tend to be costly and involve significant manpower, time and resources. See ‘‘Risk Factors—Risks Related to Our Business, Brand and Operations—We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.’’
Intellectual Property and Other Proprietary Rights
Our intellectual property rights are valuable and important to our business. To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights, trade secrets, know-how, confidentiality provisions, non-disclosure agreements, assignment agreements, and other legal and contractual rights with employees, contractors, and other third parties to establish and protect our proprietary technology and intellectual property rights.
As of December 31, 2021, we have 32 issued United States patents (with three additional patents allowed) and 62 patent applications pending in the United States relating to certain aspects of our technology. We also have a limited number of patents issued and patent applications filed in other countries. Our issued patents expire between 2032 and 2040. As of December 31, 2021, we have two U.S. registered trademarks, and eight trademark applications pending in the United States. These include registrations for the CLEAR name and other brand indicia. We also have registered the domain name www.clearme.com, and similar variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, deemed unenforceable or otherwise challenged. Further, even if we are successful in legal proceedings, unauthorized third parties may still copy or otherwise obtain and use our technology or infringe our copyrights and trademark rights. In addition, should we expand, the laws of various foreign countries where we may expand may not protect our intellectual property rights to the same extent as laws in the United States.
Companies engaged in related businesses or even unrelated businesses may have patents, copyrights, trademarks, trade secrets and other intellectual property rights which such companies may assert are infringed by our technology or business activities. From time to time, we face, and we expect to face in the future, allegations that we have infringed the patents, copyrights, trademarks, trade secrets and other intellectual property rights of third parties, including our competitors and non-practicing entities. Should our business continue to grow, we will likely face more claims of infringement by third parties. We may become party to patent infringement claims and other intellectual property litigation and legal proceedings, all of which can be expensive and time consuming, and if resolved adverse to the Company, could have a significant impact on our business. See “—Legal Proceedings” and “Risk Factors—Risks Related to Information Technology and Intellectual Property.”
Employees
Our organization’s core are:
•Embrace Change: Our growth requires that we embrace change. We pivot to overcome roadblocks and we are transparent on why decisions are made.
•Own It: CLEAR is an organization of doers. We own it by solving problems even if they “aren’t ours to solve” and commit to seeing them all the way through.
•Great People: From our ambassadors in the field, to our corporate team members, people are at the heart of all that we do.
•Obsessed with Member Experience: We are obsessed with our member experience. We love hearing from our members so that we can continuously improve and come back better for them every day.
•Speak Up: We believe in challenging fearlessly and embracing the brutal truth. We speak up by displaying honesty to our members, our team members, and ourselves.
•Indefatigable: We tirelessly pursue our goals with passion and sometimes “no” simply means “not yet.”
•Bias for Action: We encourage our team members to have a bias for action, using data to make calculated decisions. We have confidence in our decisions and learn from our mistakes.
As of December 31, 2021, we had 2,251 full-time employees with our largest workforces in New York, Los Angeles and San Francisco. We compete to attract and retain diverse and highly talented individuals, particularly people with expertise in engineering, product development and marketing. Our ability to recruit talent benefits from our unique workplace culture and brand. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Government Regulation
Data and Privacy
Our business is subject to U.S. federal, state and local laws and regulations. These laws, regulations and standards govern issues such as the collection and use of personally identifiable information, including biometric information and health information, privacy, data security, whistleblowing and worker confidentiality obligations, product liability, text messaging, subscription services, intellectual property, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility and background checks. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and other states including Virginia and Colorado have also passed similar laws. Additionally, the California Privacy Rights Act (the “CPRA”) was recently passed, which will impose additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. See “Risk Factors—Risks Related to Regulation and Litigation—Any actual or perceived failure to comply with applicable laws relating to privacy and data protection may result in significant liability, negative publicity and erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition.”
In addition, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations (collectively, “HIPAA”) impose specific requirements relating to the privacy, security and transmission of sensitive patient health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” See “Risk Factors—Risks Related to Regulation and Litigation—As our business expands into health care applications and we collect and use personal health information, we could function as a HIPAA ‘business associate’ for certain of our partners and, as such, could be subject to strict privacy and data security requirements under those relationships. There are limited cases currently where we act as a business associate for selected partners. If we fail to comply with any of these requirements, we could be subject to significant liability, which can adversely affect our business as well as our ability to attract and retain new members and their utilization of our platform.”
International Operations
As we expand internationally we become subject to the regulatory regimes in other countries in which we operate, which may be equally or more complex. For example, through our December 2021 acquisition of Whyline, Inc., we now provide services to partners across international markets including Argentina, Mexico, Brazil, Peru, Honduras and Canada, and are subject to the regulatory regimes in these countries as well. In addition, as we expand in Europe we would become subject to GDPR for the services we provide there as well.
Aviation
Our airport operations are subject to standards promulgated by the federal government related to aviation security. These standards pertain to items such as checkpoint operations, enrollment and verification processes, employee hiring and training and information technology. These standards in some cases are overseen directly by the federal government and in some cases are overseen indirectly through our airport or airline partners. The DHS has certified our information security program at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act). In addition, the system we use for the Registered Traveler program and similar programs has been certified by the DHS as a Qualified Anti-Terrorism Technology under the SAFETY Act. The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, technology providers may apply to the DHS for coverage of the products and services. If granted coverage, such providers receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism. See “Risk Factors—Risks Related to Regulation and Litigation—Liability protections provided by the SAFETY Act may be limited.”
The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section of this annual report for the fiscal year ended December 31, 2021 (“Annual Report on Form 10-K”) for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

Corporate History
The Company (together with its consolidated subsidiaries, ”CLEAR,” “we,” “us,” “our”) is a holding company and its principal asset is the controlling equity interest in Alclear Holdings, LLC (“Alclear”) and its wholly owned subsidiaries. The Company, which was formed in connection with our initial public offering (“IPO”), was incorporated as a Delaware corporation on March 2, 2021, and Alclear was formed as a Delaware limited liability company on January 21, 2010. Pursuant to the terms of the Amended and Restated Operating Agreement dated June 29, 2021 (the “Operating Agreement”), as the sole managing member of Alclear, the Company operates and controls all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.
The Reorganization Transactions
Prior to the completion of our IPO, we consummated an internal reorganization, which we refer to as the “reorganization transactions.” Prior to the commencement of the reorganization transactions, Alclear had limited liability company interests outstanding in the form of Class A units, Class B units and profit units. Prior to the consummation of the reorganization transactions and our IPO, all of Alclear’s outstanding equity interests, including its Class A units, Class B units and profit units, were owned by the following persons, whom we refer to collectively as the “CLEAR Pre-IPO Members”:
•Alclear Investments, LLC, an entity controlled by Ms. Seidman-Becker, which we refer to as “Alclear Investments”;
•Alclear Investments II, LLC, an entity controlled by Mr. Cornick, which we refer to as “Alclear Investments II” and which we refer to collectively with Alclear Investments as the “Founder Post-IPO Members”;
•our other pre-IPO investors, including certain strategic alliance partners; and
•certain of our current and former employees, members of management, service providers and members of the board of managers of Alclear.
Prior to the reorganization transactions, Alclear made a distribution of an immaterial amount to certain CLEAR Pre-IPO Members for the purpose of funding their tax obligations for periods prior to the pricing of our IPO. In connection with the reorganization transactions, the following steps occurred:
•we became the sole managing member of Alclear;
•certain warrants of Alclear exercisable prior to our IPO, to the extent not exercised by the holders thereof at their discretion, were automatically exercised for Class B units of Alclear;
•we amended and restated Alclear’s Operating Agreement and provided that, among other things, all of Alclear’s outstanding equity interests, including its Class A units, Class B units and profit units (including unvested time-based profit units), be reclassified into non-voting common units (“Alclear Units”). The number of Alclear Units issued to each member of Alclear was determined based on a hypothetical liquidation of Alclear and the initial public offering price per share of our Class A Common Stock (as defined below) in our IPO, as well as a unit split to optimize the Company’s capital structure to facilitate our IPO;
•we amended and restated our certificate of incorporation (as amended and restated, “Certificate of Incorporation”) and are authorized to issue four classes of common stock: Class A common stock, $0.00001 par value per share (the “Class A Common Stock”), Class B common stock, $0.00001 par value per share (the “Class B Common Stock”), Class C common stock, $0.00001 par value per share (the “Class C Common Stock”) and Class D common stock, $0.00001 par value per share (the “Class D Common Stock” and, collectively with the Class A Common Stock, Class B Common Stock and Class C Common Stock, the “Common Stock”). The Class A Common Stock and Class C Common Stock each provides holders with one vote per share on all matters submitted to a vote of stockholders, and the Class B Common Stock and Class D Common Stock each provides holders with 20 votes per share on all matters submitted to a vote of stockholders. The holders of Class C Common Stock and Class D Common Stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A Common Stock and Class B Common Stock. These attributes are summarized in the following table:

Class of Common Stock	Votes	Economic Rights
Class A Common Stock	1	Yes
Class B Common Stock	20	Yes
Class C Common Stock	1	No
Class D Common Stock	20	No

Shares of our Common Stock generally vote together as a single class on all matters submitted to a vote of our stockholders;

•certain other warrants of Alclear were either, in accordance with their terms, (i) exchanged for new warrants representing the right to receive Class A Common Stock or (ii) remained at Alclear and continue to be exercisable for Alclear Units;
•Founder Post-IPO Members contributed a portion of their Alclear Units to the Company in exchange for Class B Common Stock;
•certain CLEAR Pre-IPO Members contributed their Alclear Units to the Company in exchange for Class A Common Stock;
•outstanding restricted stock units and unvested performance-based profit units in Alclear were substituted with restricted stock units representing the right to receive our Class A Common Stock following the applicable vesting date;
•we formed subsidiaries that merged with and into certain entities that were treated as corporations for U.S. federal income tax purposes in which certain CLEAR Pre-IPO Members held interests (the “Blocker Corporations” and the CLEAR Pre-IPO Members who held interests in the Blocker Corporations, the “Blocker Stockholders”), and the surviving entities then merged with and into the Company. We refer to these transactions as the “Mergers.” As consideration for the Mergers, we issued to the Blocker Stockholders shares of our Class A Common Stock. We refer to the Blocker Stockholders as the “Blocker Post-IPO Stockholders” and the Blocker Post-IPO Stockholders and the Other Post-IPO Stockholders collectively as the “Investor Post-IPO Stockholders.” The number of shares of Class A Common Stock issued to the Blocker Post-IPO Stockholders was based on the number of Alclear Units that we acquired;
•the CLEAR Post-IPO Members subscribed for and purchased shares of our Common Stock as follows, in each case at a purchase price of $0.00001 per share and in an amount equal to the number of Alclear Units held by each such CLEAR Post-IPO Member:
◦Alclear Investments purchased 19,630,246 shares of our Class D Common Stock;
◦Alclear Investments II purchased 7,079,575 shares of our Class D Common Stock; and
•the other CLEAR Post-IPO Members purchased an aggregate of 44,598,167 shares of our Class C Common Stock; and
•subject to certain restrictions, the Founder Post-IPO Members were granted the right to exchange their Alclear Units, together with a corresponding number of shares of our Class D Common Stock, for, at our option, (i) shares of our Class B Common Stock or (ii) cash from a substantially concurrent public offering or private sale of Class A Common Stock (based on the market price of our Class A Common Stock in such public offering or private sale), and the other CLEAR Post-IPO Members were granted the right to exchange their Alclear Units, together with a corresponding number of shares of our Class C Common Stock, for, at our option, (i) shares of our Class A Common Stock or (ii) cash from a substantially concurrent public offering or private sale of Class A Common Stock (based on the market price of our Class A Common Stock in such public offering or private sale). Each share of our Class B Common Stock and Class D Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock or Class C Common Stock, respectively. Furthermore, pursuant to our Certificate of Incorporation, each share of our Class B Common Stock will automatically convert into one share of Class A Common Stock and each share of our Class D Common Stock will automatically convert into one share of our Class C Common Stock upon the occurrence of certain events as described in Exhibit 4.1—“Description of Capital Stock—Common Stock—Conversion, Transferability and Exchange.”
Available Information
Our internet address is www.clearme.com and the investor relations section of our web site is located at www.ir.clearme.com. We make available free of charge, on or through the investor relations section of our web site, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Also posted on our web site are our by-laws, our Certificate of Incorporation, and the charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our website is not incorporated by reference unless specifically referenced herein. We are subject to the informational requirements of the Exchange Act and therefore file periodic reports, proxy statements and other information with the SEC. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. To the extent required by the SEC's rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct and Ethics (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on our website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations Department.
Our Investor Relations Department can be contacted at Clear Secure, Inc., 65 E 55th St., 17th Floor, New York, NY 10022, Attn: Investor Relations, e-mail: ir@clearme.com.
ITEM 1A. RISK FACTORS
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below.
•failure to add new members, retain existing members, increase CLEAR Plus memberships or increase the utilization of our platform;
•failure to add new partners, retain existing partners or profit from partner relationships;
•our inability to maintain the value and reputation of our brand;
•risks associated with our financial performance, including the risk of increased expenses and net losses in the near term and our ability to achieve profitability in the future;
•failure to successfully compete against existing and future competitors, and the highly competitive market in which we operate;
•risks associated with the increased adoption of new technological solutions and services, including third-party identity verification solutions and credential authentication solutions, at locations where we operate or may operate in the future;
•public confidence in, and acceptance of, identity platforms and biometrics generally, and our platform specifically;
•risks associated with our commercial agreements and strategic alliances, as well as potential indemnification obligations, and certain of our agreements with third parties;
•risks associated with our growth and ability to develop and introduce platform features and offerings;
•risks associated with any decline or disruption in the travel industry or a general economic downturn;
•risks associated with breaches of our information technology systems, protection of our intellectual property, technology and confidential information and failures by third-party technology and devices on which our business relies;
•our reliance on third-party technology and information systems to help complete critical business functions and our ability to find alternatives if such third-party technology and information systems fail;
•limitations of the SAFETY Act’s liability protections;
•our ability to meet the standards set for our airport operations by governmental stakeholders; and
•failure to comply with the constantly evolving laws and regulations that we are subject to or may become subject to.
Risks Related to Our Business, Brand and Operations
If we fail to add new members, retain existing members, increase CLEAR Plus memberships or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected.
Our business and financial results depend significantly on adding new members, retaining existing members, increasing the number of CLEAR Plus members, including by converting non-paying members to paying members, and the utilization of our platform by our members. There can be no assurances that we will be successful at accomplishing any of the foregoing. Member growth, retention and utilization of our platform is in part dependent on our ability to introduce new services to our members, to expand our airport footprint, to promote and increase awareness of our existing and new offerings and to satisfy or exceed the expectations of our members with our platform and offerings. We have derived substantially all of our historical revenue from CLEAR Plus, our consumer aviation subscription service. To grow and diversify our revenue, we will need to increase the number of paying members. Failure to do so could adversely affect our business, results of operations and financial condition.
Our ability to attract and retain members, as well as to increase the number of CLEAR Plus members and the utilization of our platform by our members, could be materially adversely affected by a number of factors discussed elsewhere in these “Risk Factors,” including:
•increased competition and use of our competitors’ platforms and services;
•our failure to maintain our existing offerings;
•our failure to provide new or enhanced offerings or features that members value;
•our failure to attract new partners who in turn drive membership;
•negative associations or perceptions with, reduced awareness of, or negative publicity about, our brand, platform or biometrics in general;
•security incidents that may involve or are alleged to involve us such as breaches of our information technology systems or other security incidents that may involve or are alleged to involve us; and
•macroeconomic and other conditions and events outside of our control, such as the COVID-19 pandemic, other pandemics and health concerns, decreased levels of travel or attendance at events, terrorism, war or military actions, civil unrest, political instability and general economic conditions.
In addition, if members stop trusting our platform or have an unsatisfactory experience with our platform or our ambassadors, such as during an enrollment or verification, or we are unable to offer new and relevant offerings and features, we could be unsuccessful at continuing to grow our membership or expanding the use of our platform.
Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
If we fail to add new partners, retain existing partners or profit from partner relationships, our business, results of operations and financial condition could be materially and adversely affected.
The growth of our business, including our membership base, geographic footprint and financial results, also depends on adding new partners and retaining existing partners, as well as increasing the revenue generated from both new and existing paying partners. Our partners help increase our opportunities to attract new members. However, we may be unsuccessful at adding new partners, retaining existing partners or monetizing our partner relationships, and our success is subject to a number of the risks that we face in expanding our membership base. See “—If we fail to add new members, retain existing members, increase CLEAR Plus memberships or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected” above.
If our partners stop trusting our platform or they or our members have an unsatisfactory experience with our platform, we are unable to offer new and relevant offerings and features or we are unable to increase the adoption of our platform, we could be unsuccessful at continuing to grow our partner network or increase the revenue generated from existing partners, which could hamper our prospects. This could in turn have an adverse impact on our ability to grow our membership base. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
If we are not able to maintain the value and reputation of our brand, our business and financial results may be harmed.
We believe that our brand is important to attracting and retaining members and partners. Our business and prospects are dependent on our ability to build, maintain and expand trust in our brand and our platform from a variety of different stakeholders. Building and maintaining our brand depends on our ability to provide consistent, high-quality services to our members and partners. An inability to meet stakeholder expectations could have a material adverse effect on our brand, and therefore on our business, results of operations and financial condition. For example, our members expect us to protect their personal information, including their biometric information and health information, and provide them with safe, reliable, predictable and frictionless experiences where they choose to use our platform. Our partners expect us to build and maintain a world-class secure technology infrastructure and accurately perform the services for which they depend on us, such as correctly identifying a member at their point of use and correctly connecting a member with their boarding pass, event ticket or health credential. Aviation industry stakeholders such as our airline, airport and governmental partners expect us to continue to enhance aviation security.
Failure to meet stakeholder expectations could diminish the trust in our brand and platform. While it is our mission to continue to build and expand the trust in our brand and our platform from all stakeholders, any actual or perceived failure to do so could result in a decreased number of members, decreased use of our platform by our members, slower growth in our platform and business than we expect, a discontinuation of our partnerships and relationships, and a negative impact on our ability to expand into other sectors or industries, any of which could have a material and adverse effect on our business, prospects, results of operations and financial condition.
We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.
Our market is intensely competitive with respect to every aspect of our business, and we expect competition to increase in the future from established businesses and new market entrants. We anticipate that both our existing and future services and our expansion into new verticals will face competition from a variety of other companies and organizations. Other companies may strive or choose to perform services related to confirming an individual’s identity as a standalone task or related to a specific transaction, which would increase the competition we currently face. For example, large, well-established technology platforms, such as Amazon, Apple, Facebook or Google, or well-known companies in the credit card industry could acquire, develop or expand a platform that competes directly with some or all of our solutions. Other potential competitors include providers of decentralized identity verification platforms or verification services. Additionally, biometric hardware companies and platform companies that also offer hardware may develop applications that directly or indirectly compete with our platform. We face competition from two other private entities that are authorized to compete with us in enrolling members on TSA’s behalf for TSA PreCheck®. Many other companies, including larger well-established companies, are providing or developing services similar to our Health Pass offering. Moreover, certain states, including New York, have put in place programs, including software applications and information technology, that allow their users to validate vaccination status or COVID-19 test results and to demonstrate this information to third parties.
We also face indirect competition from solutions that could be developed in-house by our existing and future partners, including companies in the airline and entertainment industries, and by governmental agencies, which could result in lost revenues and otherwise have a material adverse effect on our business, results of operations and financial condition.
Many of our existing and potential competitors have substantial competitive advantages, such as greater name recognition and longer operating histories, economies of scale, larger sales and marketing departments, budgets and resources, broader distribution and established relationships with channel partners and customers, greater customer support resources, greater resources to make acquisitions or to spend on research and development, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources. Additionally, some of our larger competitors have substantially broader product offerings and could leverage their relationships based on other products they offer or incorporate functionality into, or completely repurpose, existing products or offerings to gain business or have other advantages that can allow them to develop and deploy new solutions more quickly than we do. Start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our solutions.
Acquisitions of our competitors by companies that have more resources than us could have a negative impact on our competitive position. Some of our competitors may enter into alliances with each other or other companies or governmental agencies, or may establish or strengthen cooperative relationships with system integrators, third-party consulting firms or other parties. Any such consolidation, acquisitions, alliances or cooperative relationships could lead to pricing pressure and loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our competitive position. Furthermore, organizations may be more willing to incrementally add solutions to their existing infrastructure from our competitors than to replace their existing infrastructure with our solutions. These competitive pressures in our market or our failure to compete effectively may result in fewer members and partners and reduced revenue and gross margins. Any failure to meet and address these factors could adversely affect our business, results of operations and financial condition.
Increased adoption of new technological solutions and services, including third-party identity verification solutions and credential authentication solutions, at locations where we operate or may operate in the future could impact our business.
Private industry and governmental agencies have increased their efforts related to developing and launching identity verification solutions and credential authentication solutions, and we expect this trend to continue. For example, certain airlines, technology providers and the DHS are exploring new technological solutions, in some cases including the use of identity verification technology or biometrics, that may gain widespread acceptance in locations where we operate, such as airports, or may operate in the future.
For example, the federal government has conducted a number of proof of concept demonstrations to evaluate identity verification technologies and other credential authentication technologies at airport checkpoints, and is continuing to explore digital identities at checkpoints generally. State governments are issuing driver’s licenses in digital formats. Additionally, airlines have launched their own identity and credential authentication initiatives, in some cases with other identity verification partners. In many cases these initiatives also include use of biometrics, either via centralized or decentralized platforms, and any of these platforms or standards may become universally accepted and preferred by the industry, TSA, airlines, and our other partners. Our business would be adversely affected should competing identity verification solutions or credential authentication solutions or standards become widely adopted at locations where we operate, such as airport checkpoints and sports arenas.
We might not implement successful strategies to increase adoption of our platform or expand into new verticals, which would limit our growth. In addition, public confidence in, and acceptance of, identity platforms and biometrics generally, and our platform specifically, will be a key factor in our business’s continued growth.
Our future profitability will depend, in part, on public confidence in and acceptance of identity platforms and biometrics generally, as well as our ability to successfully implement our strategies to increase adoption of our platform, expand into new verticals and develop new offerings. Continued acceptance of identity platforms and biometric information as a secure and reliable method to identify individuals, mitigate risk and minimize fraud is an important factor in our continued growth. While both identity platforms and biometrics have become more widely adopted, they may not achieve global acceptance. The attractiveness of our solutions to members, partners and the venues where we operate is impacted by a number of factors, including the willingness of individuals to provide their personal information, including biometric information, to private or governmental entities, the level of confidence that such information can be stored safely and securely, and trust that such information will not be misused or breached. Certain individuals may never accept the use of biometrics as being safe. If identity platforms and biometrics do not achieve global acceptance, our growth could be limited, which could materially adversely affect our business, results of operations and financial condition.
We cannot assure you that the relatively new market for our platform and certain of our existing and proposed offerings will remain viable. The market for identity verification solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products, technologies or platform. Several organizations set standards for biometrics to be used in identification and standards continue to develop related to storage of biometric information or identity information. Although we believe that our technologies comply with existing standards, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products, services and platform.
Our recent growth has been accelerated by our expansion from the aviation industry into new verticals, including travel and hospitality, live events and sports and healthcare. Our business strategies include expanding our platform and member base within these verticals and successfully identifying and expanding into new verticals. There can be no assurances that we will be able to expand our business within existing verticals or successfully identify and expand into new verticals, or that any new verticals will provide us with successful opportunities and relationships.
Implementing our growth strategies will require additional resources and investments. For example, we expect to invest substantial amounts to:
•drive member and partner awareness of our platform;
•encourage new members to sign up for and use our platform;
•encourage businesses to introduce our platform;
•enhance our information security infrastructure;
•enhance our infrastructure to handle seamless processing;
•continue to develop state of the art technology; and
•diversify our partner base.
We may be required to incur significantly higher expenditures, including marketing, research and development, and compensation, than we currently anticipate to achieve the foregoing results. Such expenditures could have a greater negative impact on our results of operations if our revenues do not increase sufficiently. Our investments may not be successful and there can be no assurances that our growth strategies and plans will be achieved.
Our Health Pass product is new and relatively unproven.
We launched our Health Pass product in May 2020 in response to the COVID-19 pandemic. Health Pass allows our members to elect to use their own health information to demonstrate their compliance with the venue entry requirements of our partners that utilize this platform functionality. The success of Health Pass depends on our ability to, among other things: integrate third parties, such as testing laboratories and vaccine providers into our platform; build the confidence of our members to provide and utilize their health related information; protect the integrity and security of health related information that Health Pass collects; accurately convey relevant health-related information to build the trust of our members, partners and the public; and bring new partners onto our platform. If we fail to accomplish any of these objectives, our business and strategies would be negatively impacted. Additionally, as we offer Health Pass to our members without charge, our failure to maintain our Health Pass partners through additional collaboration opportunities or to maintain Health Pass users on our platform by providing additional platform functionality to them could have a material adverse effect on our business, results of operations and financial condition.
In addition, our Health Pass product faces increasing competition. See “—We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.”
A failure of Health Pass may also result in negative perceptions about our ability to expand into other sectors and industries, which would adversely impact our growth plans and therefore have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, future offerings by us will present us with similar and additional risks.
Our commercial agreements and strategic alliances, as well as potential indemnification obligations, expose us to risk.
We provide our platform to our partners through commercial agreements and strategic alliances. These arrangements can be complex and require substantial personnel and other resource commitments, which may limit the number of partners we can serve. If we are unable to quickly scale our business, or if we do not effectively manage our infrastructure and personnel capacity as we grow, we may not be able to achieve our growth plans. Furthermore, there could be a negative impact on existing alliances and business relationships.
Additionally, certain of our agreements with airports, airlines, airport governing authorities, sports teams, arenas, event venues and other partners and third parties include indemnification for losses suffered or incurred for a variety of reasons, such as a result of claims of intellectual property infringement, breaches of confidentiality, violations of law, security requirements, damage caused by us to property or persons, or other liabilities relating to or arising from the use of our platform or other acts or omissions. These provisions often survive termination or expiration of the applicable agreement. As we continue to grow, the possibility of infringement claims and other claims against us may increase. In connection with indemnification claims against us or our current or prior partners, we may incur significant legal expenses and may have to pay damages, settlement fees or license fees or stop using technology found to be in violation of the third-party’s rights. Large indemnification payments could harm our business, results of operations and financial condition. We may also have to seek a license for the infringing or allegedly infringing technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deploy certain offerings. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform or solutions, which could negatively affect our business. Even if third-party claims against us lack merit, the expense and effort related to defending ourselves against these claims could be costly and time consuming.
Any assertions by a third party, whether or not meritorious or successful, with respect to such indemnification obligations could subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, harm our relationship with that customer, reduce demand for our platform and result in our brand, business, results of operations and financial condition being adversely affected.
Under certain of our commercial agreements the total amount of compensation we receive is partially dependent on the level of use at the relevant location, because we receive payment for each individual who uses our platform at that site. Therefore if usage is lower than anticipated, the compensation we receive may be lower than expected.
As our agreements terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. We may in the future be required to enter into amendments or new agreements on less favorable terms, which could adversely affect our business, results of operations and financial condition.
Portions of our business and results of operations depend upon concessionaire agreements.
A significant portion of our business involves providing our services at U.S. airports through the federal government’s Registered Traveler program (“Registered Traveler Program”). These services involve entering into concessionaire agreements with the airport or airport operators in which we operate. As is common with airport concessionaire agreements, our counterparties reserve the right to terminate the agreement upon the occurrence of certain events or for convenience. If our counterparties do not extend these agreements, or if they decide to exercise an early termination, our sales, results of operations and financial condition would be negatively impacted.
In addition, in certain airport locations our contract counterparty is an airline rather than the airport or airport governing authority. In these locations we are dependent on the continued partnership with these airlines in supporting our physical presence at the airport checkpoint. The exit of an airline partner from a certain market, or changes in our relationships with these airline partners could result in our agreements not being extended or renewed, which could have a material adverse effect on our business, results of operations and financial condition, and could affect our growth opportunities.

If we are not able to manage our growth or continue innovating, our business could be adversely affected.
We have expanded rapidly since we launched our platform in 2010, and our business growth depends on the continued expansion of our membership, network of partners and services. Our expansion and growth plans may not be successful and any future expansion will likely place demands on our managerial, operational, technological, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business and prospects may be adversely affected.
In addition, while we seek to develop new offerings and expand into new markets and industries, we may have limited or no experience in these market segments and industries, and our members may not adopt our product or service offerings. We may not be successful in innovating and creating new offerings. New offerings, which can present new and difficult technology challenges, may subject us to claims if members of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products or services could result in the value of those investments being written down or written off.
If we are unable to anticipate consumer preferences or requirements and successfully develop and introduce new, innovative and updated platform features or offerings in a timely manner or effectively manage the introduction of new or enhanced platform features or offerings, our business, results of operations and financial condition may be adversely affected.
Our success in maintaining and increasing our member base depends in part on our ability to identify use cases that are important to our members in a timely manner. If we are unable to introduce new or enhanced platform features in a timely manner or our features are not accepted by our members, potential competitors may introduce similar offerings faster than us or operate in new locations, which could negatively affect our results. Moreover, our new features may not receive consumer acceptance as preferences could shift rapidly to different types of solutions or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes.
Even if we are successful in anticipating needs and consumer preferences, our ability to address them will depend upon our ability to develop and introduce innovative, high-quality features. Development of new or enhanced features may require significant time and investment, which could result in increased costs and a reduction in our profit margins.
The COVID-19 pandemic has impacted, and may continue to impact, our business, results of operations and financial condition.
As a result of government-mandated school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings and other social distancing measures beginning in March 2020 through the majority of the 2021 fiscal year, the COVID-19 pandemic limited our growth in airports and in other areas, such as the entertainment industry and events. Even as these restrictions are lifted, our operations have been, and we expect they will continue to be, adversely impacted by government mandated regulations, and the social distancing practices and health concerns of our guests and employees. In 2020, we experienced a decrease in enrollments for our airport service and a decrease in membership renewals. Although in fiscal year 2021, our Annual CLEAR Plus Net Member Retention increased to 92.3%, it had declined to 78.8% in fiscal year 2020 (compared to 86.2% in fiscal year 2019). We expect that COVID-19 may continue to adversely impact our airport enrollments and business in 2022 and possibly beyond. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the cumulative and ultimate impact of the COVID-19 pandemic on our future business, results of operations and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of COVID-19 both globally and within the United States, the availability and uptake of COVID-19 vaccines, the success of the COVID-19 vaccines against future variants, the prevalence of local, national and international travel restrictions, flight volumes, local and national restrictions on the attendance of events, such as shelter at home orders, the impact on capital and financial markets and on the U.S. and global economies, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter at home orders and travel advisories continue to be lifted, demand for our offerings, particularly those related to airplane travel or attendance at events, may remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels.
In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on our partners and third-party vendors and service providers, and we may continue to be adversely impacted as a result of the material adverse impact that COVID-19 has had and may have on our partners, such as certain airlines, sports teams and third-party vendors. To the extent the COVID-19 pandemic continues to impact our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially adversely impact our business, results of operations and financial condition.

Any decline or disruption in the travel industry or general economic downturn could materially adversely affect our business, results of operations and financial condition.
We have derived substantially all of our historical revenue from members who enroll in CLEAR Plus, which includes our Registered Traveler Program service at U.S. airports, and one of our growth strategies is to continue expanding in our domestic aviation network. Accordingly, our performance is dependent on the strength of the travel industry. Our revenue is therefore susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, such as COVID-19 and the risks it presents as described above. Additionally, platform usage beyond airports is driven by venues being open and holding events and workplaces opening for workers to return. Other events or factors beyond our control can disrupt travel and events within the United States and globally or otherwise result in declines in travel demand and the demand to attend events. These events include prolonged extreme weather, natural disasters or man-made disasters, travel-related health concerns (including pandemics and epidemics, such as COVID-19, Ebola, Zika, Middle East Respiratory Syndrome or other outbreak of contagious diseases), restrictions related to travel, stay-at-home orders, wars and military actions, terrorist attacks, sources of political uncertainty or political events, protests, foreign policy changes, regional hostilities, general economic conditions, increases in ticket prices, changes in regulations, labor unrest or travel-related accidents. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior and attendance at events by consumers, and therefore demand for our airport and events services, which could materially adversely affect our business, results of operations and financial condition. Additionally, as the Real ID Act will require passengers having compliant identification to travel by air in the United States by May 3, 2023, such regulation, if not extended, may decrease the number of travelers with compliant identification and, therefore, negatively impact the demand for our airport services, which could materially adversely affect our business, results of operations and financial condition.
Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in enrollments or renewals of CLEAR Plus and lower attendance at events, and thus result in decreasing platform usage and lower revenue. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, have led to a general decrease in travel and travel spending, as well as discretionary spending on events, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations and financial condition.
We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.
We expect that our existing cash and cash equivalents, together with our net proceeds from our IPO, will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our platform, products and services, develop new platform features, products and services, enhance our existing platform, products, services and operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A Common Stock could suffer significant dilution, and any new shares we issue could have rights, preferences and privileges superior to those of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
Our ability to introduce new solutions and features is dependent on adequate research and development resources and may also depend on our ability to successfully complete acquisitions. If we do not adequately fund our research and development efforts or complete acquisitions successfully, we may not be able to compete effectively and our business and results of operations may be harmed.
To remain competitive, we must continue to offer new solutions and enhancements to our platform. This is particularly true as we further expand and diversify our capabilities. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet member, partner and market demands is essential. If we elect not to or are unable to develop solutions internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may choose to, or be required to, expand into a certain market or strategy via an acquisition for which we could potentially pay too much or fail to successfully integrate into our operations. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and our business, results of operations and financial condition could be adversely affected. Moreover, there is no assurance that our research and development or acquisition efforts will successfully anticipate market needs and result in significant new marketable solutions or enhancements to our solutions, design improvements, cost savings, revenues or other expected benefits. If we are unable to generate an adequate return on such investments, we may not be able to compete effectively and our business and results of operations may be materially and adversely affected.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and harm our results of operations and financial condition.
We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities.
Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and successfully integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. This risk is enhanced considering we have little experience in acquiring other businesses.
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition may suffer.
Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition or unsuccessful succession planning could adversely affect our business.
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering and other personnel who are in high demand, as well as our ambassadors. The loss of qualified executives, employees or ambassadors, or an inability to attract, retain and motivate high-quality executives, employees and ambassadors required for the planned expansion of our business, may harm our operating results and impair our ability to grow.
In addition, we depend on the continued services and performance of our key personnel, including our Chief Executive Officer, Ms. Seidman-Becker, and our President and Chief Financial Officer, Mr. Cornick, who founded our Company and have been instrumental in devising and implementing our strategies for growth and scaling our business. We do not have employment agreements with Ms. Seidman-Becker, Mr. Cornick or other key members of our senior management team, who remain at-will employees. As these individuals are able to terminate their employment with us at any time, such termination could materially adversely affect our business, results of operations and financial condition, as well as our future prospects. Other key members of our management team joined our company within the last 18 months, and none had previously worked within our industry. Recently hired executives may view our business differently than members of our prior management team and, over time, may make changes to our personnel and their responsibilities as well as our strategic focus, operations or business plans. We may not be able to properly manage any such shift in focus, and any changes to our business may ultimately prove unsuccessful.
In addition, our failure to put in place adequate succession plans for senior and key management roles or the failure of key employees to successfully transition into new roles could have an adverse effect on our business and operating results. The unexpected or abrupt departure of one or more of our key personnel and the failure to effectively transfer knowledge and effect smooth key personnel transitions has had and may in the future have an adverse effect on our business resulting from the loss of such person’s skills, knowledge of our business and years of industry experience. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. As we continue to mature, the equity incentives we currently use to attract, retain and motivate employees may not be as effective as in the past. Our ability to attract, retain and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional equity-based compensation expense and the ownership of our existing stockholders would be further diluted.
Our platform is highly complex, and any undetected errors, systems failures or our failure to successfully implement upgrades and new technology could materially adversely affect our business, results of operations and financial condition.
Our platform is a complex system composed of many interoperating components and software. Our business is dependent upon our ability to accurately confirm identities and provide the ability to connect attributes, such as boarding passes, tickets, health information or payment information, to these identities, with minimal system interruption. Our software may now or in the future contain undetected errors, bugs or vulnerabilities. Some errors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, operational errors, platform unavailability or system disruption. In addition, we may fail to detect bugs in software of businesses we acquire in our integration process. Any real or perceived errors, bugs or vulnerabilities discovered in our code or systems released to production or found in third-party software that is incorporated into our code could result in poor system performance, an interruption in the availability of our platform, systems or websites (including our ability to sell our memberships online), errors in completing enrollments or verifications, negative publicity, damage to our reputation, loss of existing and potential members or partners, and loss of revenue, any of which could materially adversely affect our business, results of operations and financial condition.
Moreover, the ability of our members to use our platform could be diminished by a number of factors, including members’ inability to access the Internet, the failure of our network or software systems, ineffective interoperability between our platform and our partners’ technology, security incidents or variability in member traffic for our platform. Platform failures would be most impactful if they occurred during peak platform use periods. During these peak periods, there are a significant number of members concurrently accessing our platform and if we are unable to provide uninterrupted access, our members’ perception of our platform’s reliability may be damaged, our revenue could be reduced, our reputation could be harmed and we may be required to issue credits or refunds, or risk losing members. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner which could have a material adverse effect on our business, financial condition and operating results.
In addition, as we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems. Further, our system implementations may not result in improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our platform, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the efficient delivery of our products and services.
Our marketing efforts to help grow our business may not be effective.
Promoting awareness of our platform is important to our ability to grow our business and to attract new members and partners, and can be costly. While much of our growth is attributable to word of mouth and member referrals, our marketing efforts may include free or discount trials, affiliate programs, partnerships, display advertising, television, billboards, radio, video, content, social media, email, search engine optimization and keyword search campaigns.
Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.
If our marketing efforts are not successful in promoting awareness of our offerings or attracting new members and partners, or if we are not able to cost-effectively manage our marketing expenses, our results of operations could be adversely affected. If our marketing efforts are successful in increasing awareness of our offerings, this could also lead to increased public scrutiny of our business. Any of the foregoing risks could harm our business, financial condition and results of operations.
Our business could be adversely impacted by changes in the Internet and mobile device accessibility of members.
Our business depends on members’ access to our platform via a mobile device and the Internet. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt or increase the cost of members’ ability to access our platform. In addition, the Internet infrastructure that we and members of our platform rely on in any particular location may be unable to support the demands placed upon it. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our results of operations.
In particular, a significant and growing portion of our members access our platform through the CLEAR mobile application (the “app”) and there is no guarantee that popular mobile devices will continue to support such app or that our members will use such app rather than competing products. We are dependent on the interoperability of our app with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. In the event that it is difficult for our members to access and use our platform on their mobile devices, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our members choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our member growth and member engagement could be adversely impacted.

If we cannot maintain our corporate culture as we grow, our business may be harmed.
We believe that our corporate culture has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively as we expand, including with respect to any potential international expansions we may pursue. As we grow and mature as a public company and grow internationally, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our business strategy.
We are subject to payment processing risk.
Our members pay for our products and services using a variety of different payment methods, including credit and debit cards, and online wallets. We rely on third party systems to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill members on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.
We have limited experience operating outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
We have, and in the future we may continue to, expand our presence internationally. For example, in December 2021, we acquired Whyline, Inc., a company that has partnerships across international markets including Argentina, Mexico, Brazil, the United States, Peru, Honduras, and Canada. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our engineering, operations, security, finance, analytics and legal teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•compliance with privacy and data protection laws, including laws regulating the use and collection of biometric information and health information (see “Risks Related to Regulation and Litigation—Any actual or perceived failure to comply with applicable laws relating to privacy and data protection may result in significant liability, negative publicity and erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition” and “Business—Government Regulation”);
•differing international norms and expectations related to the use of personally identifiable information;
•challenges in confirming identities for non-U.S. residents;
•expanded information security risk with expanded potential threat actors;
•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•complying with varying laws and regulatory standards, including with respect to tax and local regulatory restrictions;
•obtaining any required government approvals, licenses or other authorizations, particularly as may be necessary for the use and collection of personal information;
•varying levels of Internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States;
•potential oppositions in foreign patent and trademark offices; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition and results of operations could be adversely affected.

Our metrics and estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics, such as market share, may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. Even if the markets in which we compete meet the size estimates and growth that we expect, our business could fail to grow at similar rates, if at all. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then the trading price of our Class A Common Stock and our business, financial condition and results of operations could be adversely affected.
Risks Related to Information Technology and Intellectual Property
There may be breaches of our information technology systems that subject us to significant reputational, financial, legal and operational consequences or materially damage member and partner relationships.
Our business requires us to use, store, process and transmit data, including a large amount of sensitive and confidential personally identifiable information (“PII”) of members, employees and partners. This may include, for example: biographic information, such as names, addresses, phone numbers, email addresses; biometric information; government-issued identification; health information that members choose to include in their accounts; and payment account information. Although malicious attacks to gain access to PII affect many companies across various industries, we are at a relatively greater risk of being targeted because of our high profile and the types of PII we manage. Our business depends on earning and maintaining the trust of our members and our partners and any breaches or alleged breaches of our systems could adversely our business, including by impacting the trust that we have gained. See “Risks Related to Our Business, Brand and Operations—If we are not able to maintain the value and reputation of our brand, our business and financial results may be harmed.”
We devote significant resources to network security, data encryption and other security measures to protect our systems and data, and have been certified by the federal government as operating certain of our information security systems at a FISMA High Rating in accordance with the Federal Information Security Modernization Act and National Institute of Standards and Technology, but these security measures cannot provide, and we cannot guarantee, absolute security. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data or accounts. Increasingly, companies are subject to a wide variety of attacks on their systems on an ongoing basis that are continually evolving. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms, and ransomware), employee theft, error or misuse, password spraying, phishing, social engineering (predominantly spear phishing attacks), credential stuffing, and denial-of-service attacks, we also face an increasing number of threats (including advanced persistent threat intrusions) to our information technology systems from a broad range of actors, including sophisticated organized crime, nation-state and nation-state supported actors, and we cannot assure you that our systems will not be compromised or disrupted by these tactics. Our solutions integrate and rely in part on products, services and technologies developed and supplied by third-party vendors and service providers. Although we make efforts to review our third-party vendors and service providers and the products, services and technologies on which our solutions rely, vulnerabilities in our vendors’ and service providers’ products, services and technologies may make our own solutions and information technology systems vulnerable to breach, attack and other risks. Third parties may attempt to fraudulently induce employees, users, or partners into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our or our third-party vendors’ or service providers’ internal electronic systems, networks, and/or physical facilities in order to gain access to our data, which could result in significant legal and financial exposure, a loss of confidence in our security, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue.
Breaches and attacks on us or our third-party vendors or service providers may cause interruptions to the services we provide, degrade the member experience, cause members or partners to lose confidence and trust in our platform and decrease their use of our platform or stop using our platform in their entirety, impair our internal systems, or result in financial harm to us. As we grow within the United States, and expand our international presence, our heightened visibility increases the risk that we become a target of such attacks. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or PII, could result in the loss, modification, disclosure, destruction or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measure or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data and the PII or other personal information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or service provider error or malfeasance, including defects or vulnerabilities in our suppliers’ or service providers’ information technology systems or offerings, including products and offerings that we integrate into our products and services; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.
If we were to experience a breach of our systems and were unable to protect sensitive data, we may not be able to remedy such breach, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization and compensate them for any damages, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. Additionally, such a breach could curtail or otherwise adversely impact access to our services, materially damage partner and member relationships, and cause us to lose members or partners. Moreover, if a security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged, use of our platform and services could decrease, and we could be exposed to a risk of loss or litigation and possible liability.
We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or remediation costs, experience a significant increase in payment card transaction costs or be refused by credit card processors to continue to process payments on our behalf, any of which could materially adversely affect our business, financial condition and results of operations.
Additionally, we accept payment from our CLEAR Plus members through credit card transactions, certain online payment service providers and mobile payment platforms. The ability to access credit card information on a real-time basis without having to proactively reach out to the members each time we process an auto-renewal payment is critical to our success and a seamless experience for our users. However, if we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our CLEAR Plus members are ever affected by such a breach experienced by us or a third party, affected members would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected members, and even if we could, some members’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition and results of operations.
We rely on third-party technology and information systems to help complete critical business functions. If that technology fails to adequately serve our needs, and we cannot find alternatives, it may negatively impact our business, financial condition and results of operations.
We rely on third-party technology for certain of our critical business functions, including credit card readers, scanners, third-party software, cameras and other technology to complete member enrollments and verifications, network infrastructure for hosting our website and mobile application, software libraries, development environments and tools, services to allow members to populate their accounts with personal information, and cloud storage platforms. Our business is dependent on the integrity, security and efficient operation of these systems and technologies, and we do not necessarily control the operation or data security of the third-party providers we utilize. Our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers may be insufficient or inadequate to prevent or remediate such risks. Our systems and operations or those of our third-party providers and partners could be exposed to damage, interruption, security breach and other risks from, among other things, computer viruses and other malicious software, denial-of-service attacks and other cyberattacks, acts of terrorism, human error, sabotage, natural disaster, telecommunications failure, financial insolvency, bankruptcy and similar events, and may be subject to financial, legal or regulatory issues, each of which may impose additional costs or requirements on us, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach, or prevent these third parties from providing services to us or our members on our behalf. The failure of these systems to perform as designed, the vulnerability of these systems to security breaches or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives in a timely and efficient manner and on acceptable terms, or at all, could disrupt our operations and subject us to losses or costs to remediate any of these deficiencies. In addition, we cannot be assured that third parties will comply with their agreements with us and applicable laws and regulations or that third parties will not increase their prices or give preferential treatment to our competitors. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Additionally, the occurrence or perception of any of the above events could result in members ceasing to use our platform, reputational damage, legal or regulatory proceedings or other adverse consequences, which could materially adversely affect our business, results of operations and financial condition.

Failure to adequately protect our intellectual property, technology and confidential information could harm our business, competitive position, financial condition and results of operations.
The protection of intellectual property, technology and confidential information is crucial to the success of our business. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, know-how, confidentiality provisions, non-disclosure agreements, assignment agreements, and other legal and contractual rights and restrictions to establish and protect our proprietary technology and intellectual property rights. However, the steps we take to protect our proprietary technology and intellectual property rights may be inadequate. We may not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and technology and use information that we regard as proprietary to create products and services that compete with ours. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. As we expand internationally, our exposure to unauthorized use of our products, technology and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
We rely in part on patent protection to maintain our competitive position. Although our patents and patent applications are intended to protect our proprietary inventions relevant to our business, we cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Further, even our issued patents may be contested, circumvented or found invalid or unenforceable, and we may not be able to prevent infringement of our patents by third parties.
We also rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our partners and certain third parties, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products, technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and services.
We rely in part on trademark protection to protect our brand. Our registered and unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition in the market. Competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity. Third parties with similar trade names and trademarks may bring trademark infringement claims against us.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation or other legal proceedings may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation or proceedings could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further expansion of our platform, impair the functionality of our platform, delay introductions of new platform functionality, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new functionality, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
We have granted lenders security interests in certain of our intellectual property rights which could subject such rights to sale or other actions in the event of a default.
If we are unable to effectively protect our intellectual property rights on a worldwide basis, we may not be successful in the international expansion of our business that we may pursue.
Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. With regard to our own intellectual property, we actively enforce and protect our rights. However, there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of our protected technology in international markets.

If our future products incorporate technologies that infringe the proprietary rights of third parties, and we do not secure licenses from them, we could be liable for substantial damages.
We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance over those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. We do this by incorporating processes aimed at identifying and seeking appropriate protection for newly-developed intellectual property, including patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property.
We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable.
If third parties make infringement claims against us whether or not they are upheld, such claims could consume substantial time and financial resources, divert the attention of management from growing our business and managing operations and disrupt product sales and shipments. If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude any infringing use. As a result, we would incur substantial costs, experience delays in product development, sales and shipments, and our revenues may decline substantially. Additionally, we may not be able to achieve the minimum necessary growth for our continued success.
See “Risks Related to Litigation—We may be sued by third parties for alleged infringement, misappropriation, or other violations of intellectual property and other proprietary rights.”
Risks Related to Regulation and Litigation
We must continue to meet the standards set for our airport operations by governmental stakeholders.
We relaunched in 2010 at two U.S. airports as the only private company authorized by the DHS to automate the process for confirming traveler identity and validating travel documents for enrolled CLEAR members, and we continue to provide airport services to our members through the Registered Traveler Program. As we have grown, our interactions with the federal government have expanded as well. For example, in January 2020, we were selected by the TSA as an awardee in the TSA Biometric PreCheck® Expansion Services and Vetting Program to handle subscription renewal processing and new enrollments for the TSA PreCheck® program and have entered into an up to 10-year agreement to provide such services to the traveling public. Additionally, we have entered into numerous Cooperative Research and Development Agreements with the DHS, and the DHS has certified the biometric enrollment and verification system we use in certain locations as Qualified Anti-Terrorism Technology under the SAFETY Act.
We operate through the Registered Traveler Program according to guidelines set forth by the federal government, which have historically been implemented through our airport and/or airline partners. As we have grown, our regulatory frameworks have evolved as well. For example, as a result of our accelerated addition of new airport locations and offering of new functionality at airports (such as our biometric boarding pass service), we are subject to various audits, reviews and evaluations overseen by TSA, a sub-agency of the DHS, which includes the following: annual operational audits at each airport where we operate our Registered Traveler Program requiring us to demonstrate compliance with airport checkpoint security protocols; audits of certain of our information systems against a stringent FISMA High Rating designation for information security and an additional “Registered Traveler Security Overlay” framework; periodic reviews of our operational procedures and technology, such as the biometric matching technology and credential authentication systems that help power our system; and an evaluation by the Science and Technology Directorate of the DHS of our biometric enrollment and verification system for renewal of our SAFETY Act certification as a Qualified Anti-Terrorism Technology.
The future success of programs we operate with support or authorization from governmental stakeholders depend on our continued ability to satisfy the regulatory standards promulgated by the federal government such as those set forth above, including continuing to adhere to airport security protocols and maintain an appropriate data security platform. Failure to meet the standards set forth by governmental stakeholders could negatively impact our ability to continue adding new services in regulated locations, add new locations for our existing services, or even continue to operate the same services we operate now. Further, should regulatory frameworks evolve, they may increase our operating expenses, make compliance more difficult or impact our operating protocols, require us to add new staffing, and divert management’s attention from other growth initiatives. Failure to meet any such new standards in the future may have a material adverse impact on our business, results of operations and financial condition.

We may be sued by third parties for alleged infringement, misappropriation or other violations of intellectual property and other proprietary rights.
There is considerable patent and other intellectual property development activity in the biometrics, identity and technology industries generally, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We cannot guarantee that our internally developed or acquired technologies or third party tools that we use do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties, including non-practicing entities, may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of portions of products which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. Any claim, litigation or allegation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, ongoing royalty payments or licensing fees, prevent us from offering our platform or services or using certain technologies, require us to develop alternative technology or obtain additional licenses, force us to implement expensive workarounds, or be subject to other unfavorable terms.
We expect that the occurrence of infringement claims and allegations is likely to grow as the market for biometric solutions and identity products and services grows. Even alleged infringement claims that lack merit may be distracting and expensive to defend and could contribute to reduced public confidence in our platform. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A Common Stock may decline. Even if intellectual property claims or allegations do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, results of operations and financial condition.
Any actual or perceived failure to comply with applicable laws relating to privacy and data protection may result in significant liability, negative publicity and erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition.
As part of our normal operations, we collect, process and retain personal information about individuals. We are subject to various federal and state laws and rules regarding the collection, use, disclosure, storage, transmission, and destruction of this personal information. We collect and use PII when our members enroll in our platform and use our platform after they have completed their enrollment. The laws of many states and countries require businesses that maintain such personal data to implement reasonable measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used.
Numerous states and municipalities have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use and processing of state residents’ personal data. For example, the CCPA took effect on January 1, 2020. The CCPA provides enhanced data privacy rights to California consumers, including the right to access and delete their information and to opt out of certain sharing and sales of PII. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the loss of PII. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. In November 2020, California voters passed the CPRA. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. And in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“VCDPA”), which similarly provides Virginia consumers with certain rights regarding PII, and imposes obligations on business that process PII to comply with those rights and creates penalties for businesses that fail to comply with those obligations. Both the CPRA and the VCDPA will take effect on January 1, 2023. In addition, in July 2021, Colorado passed the Colorado Privacy Act, which provides similar privacy rights for Colorado consumer consumers. The CPRA, CCPA, VCDPA and other similar state laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements relevant to our business.
States such as Illinois, Texas and Washington, have laws that specifically regulate the collection and use of biometric information, and numerous states and municipalities are considering similar legislation. Illinois’s Biometric Information Privacy Act (“BIPA”) includes both a private right of action and liquidated damages for companies that violate its provisions and many states are modeling new biometric privacy laws after Illinois’s BIPA. Regardless of any company’s efforts to comply with the requirements of BIPA, this private right of action increases the general likelihood of, and risks associated with, biometrics litigation. Other states, such as New York, are considering comparable laws covering biometric information. The effects of the BIPA, CPRA, CCPA, VCDPA and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Furthermore, municipalities have started regulating biometrics at a more local level, such as the New York City Biometric Identifier Information Law and the City of Portland’s restriction on certain uses of facial recognition technology. These restrictions may reduce the capabilities of companies that utilize biometrics to expand their platforms in these locations. See “Business—Government Regulation.”
At an international level, the European Union’s General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, regulates the collection, control, processing, sharing, disclosure, and other use of data that can directly or indirectly identify a living individual, and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for noncompliance. Failure to comply with the GDPR may result in fines of up to 20 million euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting on the ways in which our business can use personal data. Other countries have also adopted laws and regulations that regulate the collection, use and processing of PII, and impose penalties and sanctions for non-compliance.
In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. We may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our platforms. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platforms, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing obligations, make enhancements, or develop new platforms and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platforms.
While we take great efforts to comply with all laws, regulations, standards and obligations applicable to us, we cannot guarantee that we have always been or will always be successful. Privacy and data protection laws, rules and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain and potentially inconsistent. Compliance with such laws may require changes to our operations and business practices and may thereby increase compliance costs or have other material adverse effects on our business. In addition, even alleged violations of such laws could be costly to defend and divert management’s attention. Failure to comply with laws regarding the collection and use of biometric information could have an adverse impact on our business and results. While we have invested and continue to invest significant resources to comply with privacy regulations, many of these regulations expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographies, any of which could materially adversely affect our business, results of operations and financial condition.
Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted and may in the future enact different and potentially contradictory requirements for protecting personal information collected and maintained electronically. These regulations will become particularly relevant to us as we expand our operations beyond the United States. Compliance with numerous and contradictory requirements of different jurisdictions is particularly difficult and costly for a business such as ours that collects personal information from members. If any jurisdiction in which we currently, or in the future may, operate adopts new laws or changes its interpretation of its laws, rules or regulations relating to data use and processing such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions.
Any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules and regulations could result in proceedings or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.
We function as a HIPAA “business associate” for certain of our partners of our health care applications and, as such, are subject to strict privacy and data security requirements. If we fail to comply with any of these requirements, we could be subject to significant liability, which can adversely affect our business as well as our ability to attract and retain new members and their utilization of our platform.
HIPAA imposes specified requirements relating to the privacy, security and transmission of sensitive patient health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” As our business evolves and we increasingly enter into agreements in which we are a “business associate” for partners in the healthcare industry that are HIPAA covered entities and service providers, we are regulated under these agreements as a business associate for the purposes of HIPAA. If we are unable to comply with our obligations as a HIPAA business associate, we could face substantial civil and even criminal liability. HITECH imposes four tiers of civil monetary penalties and gives state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
When we process PHI on behalf of a covered entity, we are required by HIPAA to maintain HIPAA-compliant business associate agreements with our partners that are HIPAA covered entities and service providers, as well as our subcontractors, to the extent applicable, that access, maintain, create or transmit sensitive patient health information on our behalf for the rendering of services to our HIPAA covered entity and service provider members. These agreements impose stringent data security and other obligations on us. If we or our subcontractors are unable to meet the requirements of any of these business associate agreements, we could face contractual liability under the applicable business associate agreement as well as possible civil and criminal liability under HIPAA, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain members.
We also collect and use health information from individuals in relationships in which we are not a HIPAA “business associate,” but for which we strive to implement information security standards similar to the standards that would be applicable under HIPAA. Any failure to do so could have an adverse impact on our business and generate negative publicity, which, in turn, could have an adverse impact on our ability to attract and retain members. See “Business—Government Regulation.”
The laws and regulations that we are subject to or may become subject to are constantly evolving.
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions as well as regulations promulgated by government agencies. Laws, regulations and standards governing issues, such as the collection and use of biometric information, health information, privacy, data security, whistleblowing and worker confidentiality obligations, product liability, personal injury, text messaging, subscription services, intellectual property, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility and background checks are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. New offerings may also subject us to laws and regulations that we have not historically been subject to.
In addition, our business operations at airports involve coordination with the DHS, and we are subject to audits and reviews by the DHS and TSA. Governmental stakeholders may promulgate additional regulatory frameworks for us or increase the difficulty in maintaining our existing certifications, which may present additional challenges for our operations, increase our expenses, reduce our opportunities and divert management’s attention. Failure to comply with these standards set for our operations by governmental stakeholders may have an adverse impact on our business, results of operations and financial condition. See “—We must continue to meet the standards set for our airport operations by governmental stakeholders.”
As our industry evolves and we continue to expand our platform offerings and member base, we may become subject to additional laws and regulations, which may differ or conflict from one jurisdiction to another.
Additionally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. This could materially adversely affect our payment authorization rate. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. states. While we monitor and attempt to comply with these legal developments, we may be subject to claims under such legislation or regulation.
Despite our efforts to comply with applicable laws, regulations and other obligations relating to our platform offerings, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our partners, to comply with applicable laws or regulations or any other obligations relating to our platform offerings, could harm our reputation and brand, discourage new and existing members from using our platform, lead to refunds of membership fees or result in fines or proceedings by governmental agencies or private claims and litigation, any of which could adversely affect our business, financial condition and results of operations.
We may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and operating results.
In the ordinary course of business, from time to time, we have been involved in legal proceedings and in the future may be subject to claims, lawsuits, government investigations and other proceedings involving intellectual property, privacy, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business operations and financial condition. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, harm our reputation or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth. Should the ultimate judgments or settlements in any future litigation or investigation significantly exceed our insurance coverage, they could adversely affect our business, results of operations and financial condition. See “Business—Legal Proceedings.”
The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition and operating results.
The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially adversely affect our business, results of operations and financial condition.
We are subject to numerous obligations in our contracts with our partners and government agencies. Despite the measures we have implemented to comply with our contracts, we may fail to meet these commitments, whether through a weakness in these procedures, systems and internal controls, negligence or the willful act of an employee.
Our insurance policies may be inadequate to compensate us for the potentially significant losses that may result from claims arising from failure to meet our contractual obligations, disruptions in our services, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Additionally, we procure insurance policies to cover various operations-related risks, including general business liability, workers’ compensation, employment practices liability, cyber liability and data breaches, and directors’ and officers’ liability insurance. Moreover, government agencies, states and municipalities may pass new legislation related to companies’ responsibility to protect personally identifiable information generally, as well as biometric information specifically, and appropriate insurance coverage may not be available to us in the future on economically reasonable terms or at all to cover all of our business exposure. If we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations and financial condition could be materially adversely affected. For example, if the DHS were to increase the insurance coverage requirements for us related to our certification as a Qualified Anti-Terrorism Technology under the SAFETY Act, such insurance coverage may significantly increase our costs or may not be available to us.
Our costs for obtaining insurance policies will increase as our business grows and continues to evolve. As our business continues to develop and expand, we may experience difficulty in obtaining insurance coverage for new and evolving offerings, which could require us to incur greater costs and materially adversely affect our business, results of operations and financial condition.
Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation, and may increase our vulnerability to unauthorized access and cyberattacks.
We use open source software in connection with certain of our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.
In addition to risks related to license requirements, the use of open source software may increase our vulnerability to unauthorized access to our systems and other risks relating to cybersecurity. Open source software licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to cyberattacks due to their wide availability, and are provided on an “as-is” basis.
Liability protections provided by the SAFETY Act may be limited.
Certain of our technologies and solutions are certified or designated by the DHS as Qualified Anti-Terrorism Technologies under the SAFETY Act. The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, technology providers may apply to the DHS for coverage of the products and services. If granted coverage, such providers receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism. While we believe our applicable technologies and solutions will continue to meet with the approval of the DHS’s SAFETY Act office, we cannot be sure that the SAFETY Act certification and designation will be renewed in the future. Additionally, we do not enjoy coverage for every service we provide. In addition, the terms of the SAFETY Act coverage decisions awarded to us by the DHS contain conditions and requirements that we may not be able to continue to satisfy in the future. In the future, if the DHS limits availability of SAFETY Act coverage or the scope of any coverage previously awarded to us, denies us coverage or continued coverage for a particular service, or delays in making decisions about whether to grant us coverage, we may become exposed to legal claims that the SAFETY Act was otherwise designed to prevent.
Risks Related to Our Financial Results
We may not be able to achieve or sustain profitability in the future and have incurred, and expect to continue to incur, increased expenses as we continue to invest in growth.
We have not been profitable since our relaunch in 2010, and we recorded a net loss of approximately $115.2 million and approximately $9.3 million for the years ended December 31, 2021 and 2020, respectively.
Our expenses have increased, and we expect them to continue to increase, in some cases significantly in comparison to the 2020 fiscal year, when we had lower staffing needs and proactively reduced our operating expenses as we attempted to manage the impact of the COVID-19 pandemic on our financial results. We may also incur increased expenses in response to increased travel volumes as the impact of the COVID-19 pandemic on the travel industry subsides or otherwise to support our growth efforts. Following our IPO, we have also incurred, and expect to continue to incur, increased amounts of compensation expense, including related to equity awards granted under the 2021 Omnibus Incentive Plan to both existing employees and newly-hired employees, and grants in connection with new hires could be significant. In the near term, we expect that our expenses will increase at a faster rate than our revenues. As a result, we expect to have increased amounts of net losses in the near term as well as decreased amounts of Adjusted EBITDA and Free Cash Flow, particularly in comparison to the 2020 fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the COVID-19 Pandemic.”
We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or an annual basis. If we generate losses in the future, if our net losses increase or if we are cash flow negative, the market price of our common stock may decline.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, or could in the future include, those related to revenue recognition, capitalized internal-use software costs, income taxes, other non-income taxes, business combinations, valuation of goodwill, purchased intangible assets and share-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A Common Stock.

Our focus on delivering a safe, reliable, predictable and frictionless member experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.
We are focused on continually enhancing our members’ experience on, and utilization of, our platform. We seek to achieve this objective by expanding our platform into our members’ lives by entering into new verticals and airports, which may not necessarily maximize short-term financial results. We frequently make business decisions that may adversely impact our short-term financial results if we believe that the decisions are consistent with our goals to improve our members’ experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and the utilization of our platform, as well as our business, financial condition, and operating results, could be materially adversely affected.
Risks Related to Our Corporate Structure
We are a holding company and our principal asset is our equity interests in Alclear, and we are accordingly dependent upon distributions from Alclear to pay dividends, if any, and taxes, make payments under any Tax Receivable Agreement and cover other expenses, including our corporate and other overhead expenses.
We are a holding company and our principal asset is our ownership of Alclear Units. We have no independent means of generating revenue, and our ability to pay our taxes and operating expenses is dependent upon the financial results and cash flows of Alclear and its subsidiaries and distributions we receive from Alclear. As the sole managing member of Alclear, we intend to cause Alclear to make distributions to us, the Founder Post-IPO Members and the other CLEAR Post-IPO Members, in amounts sufficient to cover all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreement entered into between the Company and the CLEAR Post-IPO Members on June 29, 2021 in connection with the reorganization transactions (the “Tax Receivable Agreement”) and other costs or expenses. However, there can be no assurance that Alclear will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
To the extent that we need funds and Alclear is restricted from making such distributions to us, under applicable law or regulation, as a result of covenants in our debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer a material adverse effect on our liquidity and financial condition.
Under Alclear’s the Operating Agreement, we expect Alclear from time to time to make pro rata distributions in cash to its unitholders, including us, the Founder Post-IPO Members and the other CLEAR Post-IPO Members, in amounts sufficient to cover taxes on our allocable share of the taxable income of Alclear and payments we are obligated to make under the Tax Receivable Agreement. As a result of (i) potential differences in the amount of net taxable income allocable to us and to Alclear’s other unitholders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate from (a) the Company’s allocable share of existing tax basis acquired in its IPO, (b) increases in the Company’s allocable share of existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Alclear as a result of exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from CLEAR Post-IPO Members (or their transferees or other assignees) and (c) certain other tax benefits we anticipate receiving under the Tax Receivable Agreement Tax Receivable Agreement, these cash distributions have been, and we expect that they will continue to be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the present exchange ratio of one-to-one for Alclear Units and corresponding shares of Common Stock is made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A Common Stock or Class B Common Stock or otherwise take ameliorative actions between Alclear Units and shares of Class A Common Stock or Class B Common Stock and instead, for example, hold such cash balances, or lend them to Alclear, this may result in shares of our Class A Common Stock or Class B Common Stock increasing in value relative to the value of Alclear Units. The holders of Alclear Units may benefit from any value attributable to such cash balances if they acquire shares of Class A Common Stock or Class B Common Stock in exchange for their Alclear Units, notwithstanding that such holders may previously have participated as holders of Alclear Units in distributions that resulted in such excess cash balances.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the CLEAR Post-IPO Members that will not benefit holders of our Class A Common Stock to the same extent that it will benefit the CLEAR Post-IPO Members.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the CLEAR Post-IPO Members that do not benefit the holders of our Class A Common Stock to the same extent that it benefits the CLEAR Post-IPO Members. In connection with the IPO, we entered into a Tax Receivable Agreement with the CLEAR Post-IPO Members that provides for the payment by us to the CLEAR Post-IPO Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from CLEAR Post-IPO Members (or their transferees or other assignees) or (b) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement. Although the Company retains 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A Common Stock or Class C Common Stock.
We are controlled by the Founder Post-IPO Members, whose interests in our business may be different than yours.
As of December 31, 2021, the Founder Post-IPO Members collectively controls approximately 82.1% of the combined voting power of our outstanding shares of Common Stock as a result of its ownership of our Class B Common Stock and our Class D Common Stock, each share of which is entitled to 20 votes per share on all matters submitted to a vote of our stockholders.
The Founder Post-IPO Members have the ability to control our Company, including the ability to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our Certificate of Incorporation and by-laws and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without the support of the Founder Post-IPO Members, even if such events are in the best interests of minority stockholders. This concentration of voting power with the Founder Post-IPO Members may have a negative impact on the price of our Class A Common Stock. In addition, because shares of our Class B Common Stock and Class D Common Stock each have 20 votes per share on matters submitted to a vote of our stockholders, the Founder Post-IPO Members may be able to control our Company until such time that the Founder Post-IPO Members no longer collectively beneficially own a majority of the voting power of our outstanding shares of Common Stock. Further, even when the Founder Post-IPO Members cease to collectively own shares of our Common Stock representing a majority of the combined voting power of our outstanding shares of Common Stock, for so long as the Founder Post-IPO Members continue to collectively own a significant percentage of our stock, they will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power.
The Founder Post-IPO Members’ interests may not be fully aligned with yours. Because each Founder Post-IPO Member holds part of its economic interest in our business through Alclear, rather than through the public company, they may have conflicting interests with holders of shares of our Class A Common Stock. For example, the Founder Post-IPO Members may have a different tax position from us, which could influence its decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with our IPO, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us.
We will be required to pay the CLEAR Post-IPO Members for certain tax benefits we may claim, and the amounts we may pay could be significant.
Future exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, for shares of our Class A Common Stock or Class B Common Stock, respectively, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from CLEAR Post-IPO Members (or their transferees or other assignees) are expected to produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. Both the existing and anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.
The Tax Receivable Agreement provides for the payment by us to the CLEAR Post-IPO Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from CLEAR Post-IPO Members (or their transferees or other assignees) or (b) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement.
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges by or purchases from the CLEAR Post-IPO Members, the price of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.
Future payments under the Tax Receivable Agreement could be substantial. Further, assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings associated with all tax attributes described above would aggregate to approximately $718.5 million over 15 years from the date of the completion of our IPO, assuming all future redemptions, purchases or exchanges occurred on the date of our IPO. Under this scenario, we would be required to pay the CLEAR Post-IPO Members 85% of such amount, or approximately $610.7 million, over the 15-year period from the date of the completion of our IPO. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based in part on the market value of our Class A Common Stock at the time of each redemption or exchange of an Alclear Unit (along with the corresponding share of our Class C Common Stock or Class D Common Stock, as applicable) for cash or a share of Class A Common Stock or Class B Common Stock, as applicable and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement.
Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the Internal Revenue Service (the “IRS”), or another tax authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. Although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or other benefits arising under the Tax Receivable Agreement, if the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the CLEAR Post-IPO Members. The interests of the CLEAR Post-IPO Members in any such challenge may differ from or conflict with our interests and your interests, and the CLEAR Post-IPO Members may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the CLEAR Post-IPO Members (or their transferees or assignees) under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to the CLEAR Post-IPO Members (or their transferees or assignees) are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to the CLEAR Post-IPO Members (or their transferees or assignees) will be netted against any future cash payments that we might otherwise be required to make to the CLEAR Post-IPO Members (or their transferees or assignees) under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to the CLEAR Post-IPO Members (or its transferee or assignee) for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any tax savings that we realize in respect of the tax attributes with respect to the CLEAR Post-IPO Members (or their transferees or assignees) that are the subject of the Tax Receivable Agreement.
In addition, the Tax Receivable Agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the Tax Receivable Agreement, we are required to make a payment to the CLEAR Post-IPO Members in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.5% or London InterBank Offered Rate (“LIBOR”) (or, in the absence of LIBOR, its successor rate) plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where the CLEAR Post-IPO Members have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.
Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or purchase of Alclear Units may accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or purchase of Alclear Units may increase the tax liability of CLEAR Post-IPO Members (or their transferees or assignees) without giving rise to any rights to receive payments under the Tax Receivable Agreement. Such effects may result in differences or conflicts of interest between the interests of CLEAR Post-IPO Members (or their transferees or assignees) and the interests of other stockholders.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement are dependent on the ability of our subsidiaries to make distributions to us. Our debt agreements could restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Our Credit Agreement contains restrictions that limit our flexibility.
The covenants in our Credit Agreement, dated as of March 31, 2020 (as amended by Amendment No. 1 to Credit Agreement, dated as of April 29, 2021, and as may be further amended from time to time, the “Credit Agreement”), by and among Alclear, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., may negatively impact our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to maintain a specified net leverage ratio, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our Credit Agreement also restricts our ability to, among other things, incur additional debt and guarantee indebtedness; pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments; prepay, redeem, or repurchase certain debt; make loans or certain investments; sell certain assets; create liens on certain assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; alter the businesses we conduct; and enter into agreements restricting our subsidiaries’ ability to pay dividends. We could incur substantial indebtedness in the future, and the agreements governing any such indebtedness may provide further restrictions on our business.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. These restrictive covenants may limit our ability to engage in activities that may be in our long-term best interest. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of a substantial amount of our indebtedness. In the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or to make any accelerated payments. Even if we were able to obtain new financing, we would not be able to guarantee that the new financing would be on commercially reasonable terms. If we default on our indebtedness, our business, financial condition and results of operation could suffer a material adverse effect.
Risks Related to Ownership of Our Class A Common Stock
Substantial future sales of shares of our Class A Common Stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our Class A Common Stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A Common Stock to decline and could impair our ability to raise capital through the sale of additional equity securities.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires us to include a management report assessing the effectiveness of our internal control over financial reporting, and include a report issued by our independent registered public accounting firm based on its audit of the Company’s internal control over financial reporting, in each case, beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. We may identify weaknesses or deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across the Company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our stock.
We do not anticipate paying any cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
We do not currently anticipate declaring any cash dividends to holders of our Class A Common Stock in the foreseeable future. Additionally, our ability to pay dividends on our Common Stock is limited by the restrictions under the terms of our Credit Agreement. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Consequently, investors must rely on sales of their Class A Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our Class A Common Stock.
Provisions in our charter documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.
Our Certificate of Incorporation and by-laws contain several provisions that make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which only become effective the first date on which Ms. Seidman-Becker and Mr. Cornick (the “Co-Founders”), together with the other persons in their permitted ownership groups (which include the Founder Post-IPO Members), collectively beneficially own, in aggregate, less than a majority of the combined voting power of our outstanding shares of Common Stock entitled to vote generally in the election of directors (the “Triggering Event”):
•the 20 vote per share feature of our Class B Common Stock and Class D Common Stock;
•after the Triggering Event, the sole ability of the board of directors to fill a vacancy on the board of directors;
•prohibiting our stockholders from calling a special meeting of stockholders;
•after the Triggering Event, no ability for our stockholders to take action by written consent;
•after the Triggering Event, certain amendments to our Certificate of Incorporation or amendments to our by-laws will require the approval of 66 2/3% of the combined voting power of our outstanding shares of Common Stock;
•after the Triggering Event, removal of directors will require the approval of holders of at least 662∕3% of the combined voting power of our outstanding shares of Common Stock; and
•authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our board of directors without any need for action by stockholders.
Additionally, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. For example, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% or more of our voting stock. We opted out of Section 203 of the Delaware General Corporation Law, but our Certificate of Incorporation includes a similar provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions, however, do not apply to any business combination between (i) any Founder Post-IPO Member, (ii) any Co-Founder, (iii) any other person in any Co-Founder’s permitted ownership group, (iv) any affiliate, successor or Related Party of any of the foregoing or (v) any Permitted Transferee of any of the foregoing. For purposes of this discussion, a person is a “Related Party” of another person if they are an affiliate or successor of such other person or are a “group,” or member of any such group, to which such other person is a party under Rule 13d-5 of the Exchange Act. For purposes of this discussion, a person is a “Permitted Transferee” of another person if they (A) acquire (other than in connection with a registered public offering) our voting stock from such other person or any of such other person’s Related Parties and (B) are designated in writing by a Founder Post-IPO Member or its successor or assignee as a “Permitted Transferee.”
These provisions of our Certificate of Incorporation and by-laws and Delaware law could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A Common Stock in the future, which could reduce the market price of our Class A Common Stock.

Our stock price has been, and may in the future be, volatile, and your investment in our Common Stock could decline in value.
The market price of our Class A Common Stock has been, and may in the future be, subject to significant fluctuations in response to a number of factors, most of which we cannot control. These factors include, among other:
•our operating and financial performance and prospects;
•quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as earnings per share, net income, revenues, Total Cumulative Enrollments, Total Cumulative Platform Uses, Annual CLEAR Plus Net Member Retention, Total Bookings, Free Cash Flow and Adjusted Net Income (Loss) Per Common Share;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors or third parties;
•changes in operating performance and the stock market valuations of other companies;
•announcements related to litigation;
•our failure to meet revenue or earnings estimates made by research analysts or other investors;
•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•speculation in the press or investment community;
•sales of our Common Stock by us or our stockholders, or the perception that such sales may occur;
•changes in accounting principles, policies, guidance, interpretations or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions;
•domestic and international economic, legal and regulatory factors unrelated to our performance;
•material weakness in our internal control over financial reporting; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.
Additionally, our operating and financial performance has historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and difficult to predict. This variability and unpredictability could result in our failing to meet the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A Common Stock could fall substantially.
Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies. The changes frequently appear to occur without regard to the operating performance of the affected companies. As such, the price of our Class A Common Stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our Class A Common Stock and materially affect the value of your investment.
Transformation into a public company has increased our costs and may disrupt the regular operations of our business.
Since our IPO, we have incurred, and expect to in the future incur, significant additional legal, accounting, reporting and other expenses as a result of having publicly traded common stock, including, but not limited to, increased costs related to auditor fees, legal fees, directors’ fees, directors and officers insurance, investor relations and various other costs. We also have incurred, and anticipate that we will continue to incur, costs associated with corporate governance requirements, including requirements under the Exchange Act, Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as rules implemented by the SEC and the Exchange. Compliance with these rules and regulations makes some activities more difficult, time consuming, or costly, and as a result may place a strain, on our systems and resources. In addition, after we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley. Stockholder activism, the political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate.
Moreover, the additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue-producing activities.
Furthermore, because we had not operated as a company with publicly traded common stock prior to our IPO, we might not be successful in implementing these requirements.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, which could have an adverse effect on our business, financial condition and results of operations.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to such companies could make our Class A Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and may remain an “emerging growth company” until the last day of the year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues equals or exceeds an amount specified by regulation (currently $1.07 billion) or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K and have provided only two years of audited financial statements. We expect that our Proxy Statement will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Class A Common Stock less attractive because we rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to take advantage of this extended transition period and therefore will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We cannot predict if investors will find our Class A Common Stock less attractive because we may rely on these exemptions.
If some investors find our Class A Common Stock less attractive because we are permitted to or choose to rely on these exemptions, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile and it may be difficult for us to raise additional capital if and when we need it.

We have incurred and will continue to incur substantial stock-based compensation expense related to the Founder PSUs, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.
We granted the founder performance-based restricted stock unit awards (“Founder PSUs”) following the pricing of our IPO. The Founder PSUs are eligible to vest over a five-year period based on the achievement of pre-determined stock price goals ranging from 1.5 to 3.0 times $31, our initial public offering price. The Founder PSUs will become vested based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) during overlapping measurement periods that begin two years following the closing of our IPO and end five years following the closing of our IPO, or earlier in the event of a change of control.
We have recorded, and will continue to record substantial stock-compensation expense for the Founder PSUs. The aggregate grant date fair value of the Founder PSUs is estimated to be approximately $66.3 million, which will be recognized as compensation expense over a number of years following the closing of our IPO.
Because the Founder PSUs that become vested will be settled in shares of Class A Common Stock, a potentially large number of shares of Class A Common Stock will be issuable if the applicable vesting conditions are satisfied, which would dilute your ownership of us. In addition, we may expend substantial funds to satisfy tax withholding and remittance obligations related to the Founder PSUs if and when they become vested.
We may issue preferred securities, the terms of which could adversely affect the voting power or value of our Common Stock.
Our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred securities having such designations, preferences, limitations and relative rights, including preferences over our Common Stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred securities could adversely impact the voting power or value of our Common Stock. For example, we might grant holders of preferred securities the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred securities could affect the residual value of the Common Stock.
The dual class structure of our Common Stock may adversely affect the trading market for our Class A Common Stock.
In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of Common Stock from being added to these indices. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A Common Stock less attractive to investors and, as a result, the market price of our Class A Common Stock could be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

As of December 31, 2021, our headquarters and principal executive offices are located at 65 East 55th Street, 17th Floor, New York, New York 10022, consisting of approximately 34,825 square feet, under a lease which expires in June 2030, unless terminated earlier under certain circumstances specified in our leases. On November 4, 2021, we entered into a new lease agreement pursuant to which we will lease approximately 120,000 square feet of a different office building to house the Company’s corporate headquarters. The Lease Agreement provides for a commencement on the later of October 1, 2022 or the date on which the landlord delivers possession of the premises with certain agreed upon improvements to be made by the landlord.

In most of the airports, stadiums and other venues where we operate, we typically operate under a concessionaire or services agreement with the airport or other venue. For the space we use under these agreements, we are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. In many of these locations we lease small offices for our team members to use.

We believe that our existing facilities and offices are in good operating condition and adequately meet our current requirements. If we require additional space to support future use and expansion, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been involved in legal proceedings and in the future may be subject to claims, lawsuits and other proceedings arising during the ordinary course of business, including, without limitation, claims by members, intellectual property claims, contract and employment claims and claims related to data privacy. In the ordinary course of business, we may also be subject to regulatory and governmental investigations, information requests and subpoenas, inquiries and threatened legal actions and proceedings. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of any current or future claims, proceedings or litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation. See ‘‘Risk Factors—Risks Related to Litigation—We may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and operating results.’’
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II - OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “YOU.” There is no established public trading market for our Class B Common Stock, Class C Common Stock or Class D Common Stock.

Dividend Policy

We did not pay any dividends on our Common Stock during Fiscal Year 2021 and do not have any current plans to pay a cash dividend on our Common Stock for the foreseeable future.
Stockholders
Based on information made available to us by the transfer agent, as of March 25, 2022, we have 299 holders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, two holders of record of our Class B Common Stock, 28 holders of record of our Class C Common Stock and two holders of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.
Unregistered Sales of Equity Securities
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
Goldman Sachs & Co. was the representative of the underwriters, which included Goldman Sachs & Co., J.P. Morgan Securities LLC, Allen & Company LLC, Wells Fargo Securities, LLC, LionTree Advisors LLC, Stifel, Nicolaus & Company, Incorporated, Telsey Advisory Group LLC, Centerview Partners LLC, Loop Capital Markets LLC, and Roberts & Ryan Investments, Inc. The lead book-runners of our IPO were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Allen & Company LLC and Wells Fargo Securities, LLC.
The initial offering price to the public in the IPO was $31.00 per share. We received $29.295 per share from the underwriters after deducting underwriting discounts and commissions of $1.705 per share. We incurred underwriting discounts and commissions of approximately $25.9 million, including the effect of the exercise of the over-allotment option. Thus, our net offering proceeds, after deducting underwriting discounts and commissions, net of the rebate on the over-allotment option, were approximately $445.9 million, which the Company contributed to Alclear in exchange for 15,180,000 Alclear Units. The Company has caused Alclear to use such contributed amount to pay offering expenses of approximately $9.0 million, and for general corporate purposes. There has been no material change in the planned use of the IPO net proceeds from what is described in the Company’s Registration Statement on Form S-1 (File No. 333-256851). No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
Warrant Exercises
On July 9, 2019, Alclear issued warrants (the “2019 Warrants”) to purchase an aggregate of up to 650,000 Class B units of Alclear to United Airlines, Inc. (the “Holder”) at an exercise price of $225 per Class B unit. The 2019 Warrants are subject to performance-based vesting criteria, such as criteria related to new customer enrollments and technological innovations. In connection with the reorganization transactions, the 2019 Warrants were converted into warrants to purchase an aggregate of 6,950,518 shares of our Class A Common Stock at an exercise price of $0 per share. The 2019 Warrants expire on July 9, 2022. On December 17, 2021, the Holder exercised its right to purchase 2,000,000 shares of our

Class A Common Stock, and on January 4, 2022, the Holder exercised its right to purchase 1,207,032 shares of our Class A Common Stock.
Stock and Alclear Units Repurchases
Pursuant to the exchange agreement (the “Exchange Agreement”) entered into on June 29, 2021 by and among the Company, Alclear and each of the CLEAR Post-IPO Members, Alclear Units (along with the corresponding shares of Class C Common Stock or Class D Common Stock, as applicable) may be exchanged for (i) shares of Class A Common Stock or Class B Common Stock, as applicable, on a one-for-one basis or (ii) cash from a substantially concurrent public offering or private sale of Class A Common Stock, at the Company’s option, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to our proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Stock Performance Graph
The following graph compares the relative performance of our Class A Common Stock, with the total cumulative return of the S&P 500 Index, S&P Software & Services Select Industry and NASDAQ Composite Index. This graph covers the period from June 30, 2021 through December 31, 2021. The comparison assumes an investment of $100 on June 29, 2021 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The S&P 500 and NASDAQ, Inc. indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our Common Stock.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
ITEM 6. SELECTED FINANCIAL DATA

Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this annual report for the fiscal year ended December 31, 2021 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

For purposes of this MD&A, the term “we” and other forms thereof refer to Clear Secure, Inc. and its subsidiaries (collectively, the “Company”), which includes Alclear Holdings, LLC (“Alclear”).

Forward-Looking Statements

This Annual Report on Form 10-K includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors,” in this Annual Report on Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this Annual Report on Form 10-K. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K.
Overview
We are a member-centric secure identity platform operating under the brand name CLEAR. At CLEAR we know that you are always you—your biometric identity is foundational to helping enable frictionless everyday experiences, connecting you to all the things that make you, YOU, and transforming the way you live, work and travel. Members enroll in CLEAR to create an unbreakable link between their identity and biometrics (e.g. eyes, face and fingerprints). CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide; the flagship CLEAR App including Home to Gate and Health Pass; and Reserve powered by CLEAR, our virtual queuing technology that enables customers to manage lines. CLEAR also has SDK and API capabilities to enable our partners to seamlessly integrate directly into our platform to enable better, faster and more frictionless experiences for our partners' customers. Use cases enabled by SDKs and APIs include identity validation, identity verification, attribute validation such as age validation, vaccine status and payment, among others.
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

Ability to add new partners, retain existing partners and generate new revenue streams
Our partners include local airport authorities, airlines and other businesses. Our future success depends on maintaining those relationships, adding new relationships and maintaining favorable business terms. In addition, our growth strategy relies on creating new revenue streams such as per partner, per member or per use transaction fees. Although we believe our service provides significant value to our partners, our success depends on creating mutually beneficial partnership agreements. We are focused on innovating both our product and our platform to improve our members’ experience, improve safety and security and introduce new use cases. We intend to accelerate our pace of innovation to add more features and use cases, to ultimately deliver greater value to our members and partners. In the near term, we believe that growing our member base facilitates our ability to add new partnerships and provide additional offerings, which we expect will lead to revenue generation opportunities in the long term.
Timing of new partner, product and location launches
Our financial performance is dependent in part on new partner, product and location launches. In many cases, we cannot predict the exact timing of those launches. Delays, resulting either from internal or external factors may have a material effect on our financial results.
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

Maintaining strong unit economics
Our business model is powered by network effects and has historically been characterized by efficient member acquisition and high member retention rates. This is evident by our approximately 18 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2021. The Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2021 is consistent with the average for prior periods. While we believe our unit economics will remain attractive, this is dependent on our ability to add new members efficiently and maintain our historically strong retention rates. As we grow our market penetration, the cost to acquire new members could increase and the experience we deliver to members could degrade, causing lower retention rates.
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
Impact of Coronavirus (COVID-19) Pandemic

As the impact of the COVID-19 pandemic subsides and the demand for our services increases, we expect our expenses to increase, in some cases significantly, in comparison to the first quarter of 2021 and the 2020 fiscal year when we had lower staffing needs and proactively reduced our operating expenses. These increased expenses will include higher cost of direct salaries and benefits driven by field labor, sales and marketing, research and development costs, and general and administrative (including costs associated with being a public company and increased equity-based compensation expense). Due to the nature of our revenue recognition policy (e.g., CLEAR Plus revenues are recognized over the life of a subscription, which is typically 12 months), our reported revenues are expected to lag behind Total Bookings. We may incur net losses and negative adjusted EBITDA in the long term if we are required to increase expenses to support our growth. See “Risk Factors—Risks Related to Our Financial Performance” and “Business” included in this Annual Report on Form 10-K.
The Reorganization Transactions
Prior to the completion of our initial public offering (“IPO”), we undertook certain reorganization transactions (the “Reorganization Transactions”) such that Clear Secure, Inc. is now a holding company, and its sole material asset is a controlling equity interest in Alclear. As the general partner of Alclear, Clear Secure, Inc. operates and controls all of the business and affairs of Alclear, has the obligation to absorb losses and receive benefits from Alclear and, through Alclear and its subsidiaries, conducts our business.
The Reorganization Transactions were accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognized the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Alclear. The Company consolidates Alclear on its consolidated financial statements and records a non-controlling interest, related to the Alclear non-voting common units (“Alclear Units”) held by our Founders and pre-IPO members, on its consolidated balance sheets and statement of operations. See “Part I — Item 1. Business” for a more detailed discussion of the Reorganization Transactions.
Taxation and Expenses
After the consummation of our IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Alclear and will be taxed at the prevailing corporate tax rates. Alclear, is treated as flow-through entities for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Annual Report on Form 10-K do not include any material provisions for U.S. federal income tax for the periods prior to our IPO.
In addition to tax expense, we incur expenses related to our operations, plus payments under the tax receivable agreement (“TRA”) described below, which we expect to be significant. We intend to cause Alclear to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments under the TRA.
Following our IPO, we have and we expect to continue to incur increased amounts of compensation expense, including related to equity awards granted under the 2021 Omnibus Incentive Plan to both existing employees and newly-

hired employees, and grants in connection with new hires could be significant. In addition, as a new public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur additional expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
Tax Receivable Agreement
In connection with the IPO we entered into the TRA with the Alclear Members that provides for the payment by us to the Alclear Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the Alclear Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A common stock, $0.00001 par value per share (“Class A Common Stock”) or Class B common stock, $0.00001 par value per share (“Class B Common Stock”) as applicable, and purchases of Alclear Units and corresponding shares of Class C common stock, par value $0.00001 per share (“Class C Common Stock”) or Class D common stock, $0.00001 par value per share (“Class D Common Stock” and, together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, collectively, “Common Stock”), as the case may be, from Alclear Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, varies depending upon a number of factors, including the timing of exchanges by or purchases from the Alclear Members, the price of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest.
Acquisitions
During the year ended December 31, 2021, the Company made strategic acquisitions of Whyline, Inc., our virtual queuing technology that enables customers to manage lines and certain assets of Atlas Certified, LLC., our automated solution to verify professional licenses and certification data across industries. Revenues and operating loss related to these acquisitions for the year ended December 31, 2021 were insignificant to the consolidated financial statements.
Non-GAAP Financial Measures
In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Common Share, Diluted as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our Non-GAAP financial measures are expressed in thousands.

Adjusted EBITDA (Loss)
We define Adjusted EBITDA (Loss) as net income (loss) adjusted for income taxes, interest (income) expense net, depreciation and amortization, losses on asset disposals, equity-based compensation expense, mark to market of warrant liabilities, other income (expense), net, acquisition-related costs and changes in fair value of contingent consideration. Adjusted EBITDA (Loss) is an important financial measure used by management and our board of directors in determining performance-based compensation for our management and key employees.

Adjusted Net Income (Loss)
We define Adjusted Net Income (Loss) as Net income (loss) attributable to Clear Secure, Inc. adjusted for the net income (loss) attributable to non-controlling interests, equity-based compensation expense, amortization of acquired intangible assets, acquisition-related costs, changes in fair value of contingent consideration and the income tax effect of these adjustments. Adjusted Net Income (Loss) is used in the calculation of Adjusted Net Income (Loss) per Common Share as defined below.

Adjusted Net Income (Loss) Per Common Share
We compute Adjusted Net Income (Loss) Per Common Share, Basic as Adjusted Net Income (Loss) divided by Adjusted Weighted-Average Shares Outstanding for our Class A Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock assuming the exchange of all vested and outstanding common units in Alclear at the end of each period presented. We do not present Adjusted Net Income (Loss) per Common Share for shares of our Class B Common Stock although they are participating securities based on the assumed conversion of those shares to our Class A Common Stock. We do not present Adjusted Net Income (Loss) per Common Share on a dilutive basis for periods where we have Adjusted Net Loss since we do not assume the conversion of any potentially dilutive equity instruments as the result would be antidilutive. In periods where we have Adjusted Net Income, the Company also calculates Adjusted Net Income (Loss) Per Common Share, Diluted based on the effect of potentially dilutive equity instruments for the periods presented using the treasury stock/if-converted method, as applicable. Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Common Share are applicable only for periods after June 29, 2021, post the Reorganization Transactions and IPO.
Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Common Share exclude, to the extent applicable, the tax effected impact of non-cash expenses and other items that are not directly related to our core operations. These items are excluded because they are connected to the Company’s long term growth plan and not intended to increase short term revenue in a specific period. Further, to the extent that other companies use similar methods in calculating non-GAAP measures, the provision of supplemental non-GAAP information can allow for a comparison of the company’s relative performance against other companies that also report non-GAAP operating results.
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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.
Reconciliation of Net income (loss) to Adjusted EBITDA (Loss)

	For the year ended December 31,
(In thousands)	2021	2020	2019
Net loss	$(115,171)	$(9,310)	$(54,221)
Income taxes	233	16	—
Interest expense (income), net	349	(612)	(1,942)
Other expense (income), net	(344)	(9,023)	—
Depreciation and amortization	12,358	9,423	7,316
Acquisition-related costs	1,391	—	—
Loss on asset disposal	—	238	125
Equity-based compensation expense	37,223	53,978	17,590
Warrant liabilities	12,796	887	3,363
Adjusted EBITDA (Loss)	$(51,165)	$45,597	$(27,769)

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)

	For the year ended December 31,
(In thousands)	2021	2020	2019
Net loss attributable to Clear Secure,. Inc	$(36,082)	$—	$—
Reallocation of net loss attributable to non-controlling interests	(32,240)	—	—
Net loss per above	(68,322)	(9,310)	(54,221)
Equity-based compensation expense	33,929	53,978	17,590
Acquisition-related costs	1,391	—	—
Income tax (expense) benefit*	—	—	—
Adjusted Net Income (Loss)	$(33,002)	$44,668	$(36,631)

*There was no income tax impact due to the fact that the Company’s effective tax rate was approximately 0% for the periods presented.

As stated above, due to the Company incurring a net loss for the periods presented, the Company has not calculated Adjusted Weighted-Average Shares Outstanding, Dilutive.

Calculation of Adjusted Weighted-Average Shares Outstanding

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019

Weighted-average number of shares outstanding, basic for Class A Common Stock	75,515,242	—	—
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	1,042,234	—	—
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	44,407,609	—	—
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,109,283	—	—
Assumed weighted-average conversion of vested and outstanding warrants	67,942	—	—
Adjusted Weighted-average number of shares outstanding, basic	146,142,310	—	—

Calculation of Adjusted Net Income (Loss) Per Common Share, Basic

For the year ended December 31, 2021
Adjusted net loss	(33,002)
Adjusted weighted-average number of shares outstanding, basic	146,142,310
Adjusted net loss per common share, basic	$(0.23)
Reconciliation of Net cash provided by (used in) operating activities to Free Cash Flow

	For the year ended December 31,
(In thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$69,707	$(12,338)	$16,574
Purchases of property and equipment	(28,148)	(16,502)	(14,682)
Share repurchases over fair value	712	50,551	2,928
Free Cash Flow	$42,271	$21,711	$4,820

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

	Year ended December 31,
	2021	2020	$ Change	% Change
Total Bookings (in millions)	$341.0	$211.0	$130.0	62%
Total Bookings increased by $130.0 million, or 62%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by the continued rebound in air travel and the launch of a new credit card partnership, resulting in strong CLEAR Plus enrollment growth and strong net member retention.

Total Cumulative Enrollments
We define Total Cumulative Enrollments as the number of enrollments since inception as of the end of the period. An Enrollment is defined as any member who has registered for the CLEAR platform since inception and has a profile (including limited time free trials regardless of conversion to paid membership) net of duplicate and/or purged accounts. This includes CLEAR Plus members who have completed enrollment with CLEAR and have never activated a payment method, plus associated family accounts. Management views this metric as an important tool to analyze the efficacy of our growth and marketing initiatives as new members are potentially a current and leading indicator of revenues.

	As of
	December 31, 2021	December 31, 2020	Change	% Change
Total Cumulative Enrollments (in thousands)	10,366	5,249	5,117	97%

Total Cumulative Enrollments were 10,366 as of December 31, 2021 and 5,249 as of December 31, 2020, which represented a 97% increase. The year over year growth was driven by the continued rebound in air travel and the launch of a new credit card partnership, as well as platform (mobile) enrollments.
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

	As of
	December 31, 2021	December 31, 2020	Change	% Change
Total Cumulative Platform Uses (in thousands)	83,957	58,375	25,582	44%

Total Cumulative Platform Uses was 83,957 as of December 31, 2021 and 58,375 as of December 31, 2020, which represented a 44% increase, driven by the rapid growth of Health Pass usage as businesses and events are reopening and a continued increase in CLEAR Plus verifications in connection with a rebound in air travel. Platform (mobile) members represented an increased mix in the year which in the short term may demonstrate lower frequency usage trends than CLEAR Plus members.
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

	As of
	December 31, 2021	December 31, 2020	Change
Annual CLEAR Plus Net Member Retention	92.3%	78.8%	13.5%
Annual CLEAR Plus Net Member Retention was 92.3% as of December 31, 2021 and 78.8% as of December 31, 2020, a year-over year increase of 1,350 basis points. The performance was driven by strength in gross renewals and winbacks of previously cancelled members. A significant number of members who cancelled their CLEAR Plus subscriptions in 2020 have reactivated in 2021 driven by the continued rebound in air travel.
Components of Results of Operations
Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. The Company offers certain limited-time free trials, family pricing, and other beneficial pricing through several channels, including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds, credit card chargebacks, and estimated amounts due to a credit card partner.

The Company also generates revenue in relation to sports stadiums and Health Pass which are and historically have been immaterial to our results. Sports stadium revenues consist of fees for use of the Company’s pods for security entry at various venues as well as access for members to dedicated entry lanes at various sports stadiums across the country. Additionally, the Company generates revenue from transaction fees charged either per use or per user over a predefined time period, which may include one-time implementation fees, platform licensing fees, hardware-leasing fees or incremental transaction fees.

Operating Expenses
The Company’s expenses consist of cost of revenue share fees, cost of direct salaries and benefits, research and development, sales and marketing, general and administrative expenses and depreciation and amortization expenses.
Cost of Revenue Share Fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s members with the host airports and airlines (“Revenue Share”). The Revenue Share fee is generally prepaid to the host airport in the period collected from the member. The Revenue Share fee is capitalized and subsequently amortized to operating expense over each member’s subscription period, as the payments are refundable on a pro rata basis. Such prepayments are recorded in “Prepaid Revenue Share fee” in the Company’s consolidated balance sheets. Cost of Revenue Share also includes a fixed fee component which is expensed in the period incurred.
Cost of Direct Salaries and Benefits
Cost of direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field ambassadors directly assisting members and their corresponding travel related costs. Employee-related costs recorded in direct salaries and benefits consist of salaries, taxes, benefits and equity-based compensation. Such amounts are direct costs of services and are recorded in “Cost of direct salaries and benefits” in the Company’s consolidated statement of operations.
Research and Development
Research and development expenses consist primarily of employee related expenses, allocated overhead costs and costs for contractors related to the Company’s development of new products and services and improving existing products and services. Research and development costs are generally expensed as incurred, except for costs incurred in connection with the development of internal-use software that qualify for capitalization as described in our internal-use software policy. Employee-related expenses consist of salaries, taxes, benefits and equity-based compensation.

Sales and Marketing
Sales and marketing expenses consist primarily of costs of general marketing and promotional activities, advertising fees used to drive subscriber acquisition, commissions, the production costs to create our advertisements, expenses related to employees who manage our marketing and brand and allocated overhead costs.
General and Administrative
General and administrative expenses consist primarily of employee-related expenses for the executive, finance, accounting, legal, and human resources functions. Employee-related expenses consist of salaries, taxes, benefits and equity-based compensation. General and administrative costs also include the Company’s warrant expense and changes in the fair value of contingent consideration. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting and other professional fees, variable credit card fees and variable mobile enrollment costs, and and all other supporting corporate expenses not allocated to other departments.
Interest Income, Net
Interest Income, net consists of interest income from our investment holdings partially offset by interest expense, which primarily includes amortization of discounts on our marketable securities and issuance costs on our revolving credit facility.
Other Income (Expense), Net
Other Income (Expense), Net consists of certain non-recurring non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner and impairment on long-lived assets.
Provision for Income Taxes
As a result of the IPO and Reorganization, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including the Company, based on ownership interest. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico.
Comparison of the years ended December 31, 2021 and 2020: (in millions)

	Years ended December 31,
	2021	2020	$ Change	% Change
Revenue	$254.0	$230.8	$23.2	10%
Operating expenses:
Cost of revenue share fee	$37.2	$33.2	$4.0	12%
Cost of direct salaries and benefits	$67.7	$40.5	$27.2	67%
Research and development	$47.5	$32.0	$15.5	48%
Sales and marketing	$35.2	$16.4	$18.8	115%
General and administrative	$168.9	$118.2	$50.7	43%
Depreciation and amortization	$12.4	$9.4	$3.0	32%
Operating income (loss)	$(114.9)	$(18.9)	$(96.0)	508%
Other income (expense)
Interest income (expense), net	$(0.3)	$0.6	$(0.9)	N/A
Other income (expense), net	$0.3	$9.0	$(8.7)	N/A
Income (loss) before tax	$(114.9)	$(9.3)	$(105.6)	1135%
Income tax expense	$(0.2)	$—	$(0.2)	N/A
Net income (loss)	$(115.1)	$(9.3)	$(105.8)	1138%

For a comparative discussion of our results of operations for the years ended December 31, 2020 and December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Results of

Operations” included in the final prospectus dated June 29, 2021 (File No. 333-256851) and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
Revenue

	Years ended December 31,
	2021	2020	$ Change	% Change
Revenue	$254.0	$230.8	$23.2	10%

Revenue increased by $23.2 million, or 10%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due to a 11.7% increase in the number of average monthly CLEAR Plus members, which was offset by a 1.6% decrease in average revenue per CLEAR Plus member in the year ended December 31, 2021 as compared to the year ended December 31, 2020, respectively. Approximately 28.9% and 26.8% of paying CLEAR Plus members in the year ended December 31, 2021 and 2020, respectively, were on a family plan.
Information about our operating expenses for the years ended December 31, 2021 and 2020 is set forth below.
Cost of Revenue Share Fee

	Years ended December 31,
	2021	2020	$ Change	% Change
Cost of Revenue Share Fee	$37.2	$33.2	$4.0	12%
Cost of revenue share fee increased by $4.0 million, or 12%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Fixed fees increased by 25%, or $2.3 million, and per member fees increased by 7%, or $1.7 million, in each case in 2021. COVID-related concessions reduced cost of revenue share fee by $2.4 million for 2021 and $0.4 million in 2020.
Cost of direct salaries and benefits

	Years ended December 31,
	2021	2020	$ Change	% Change
Cost of direct salaries and benefits	$67.7	$40.5	$27.2	67%
Cost of direct salaries and benefits expenses increased by $27.2 million, or 67%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to growth in employee compensation costs of $25.8 million caused by increasing travel volumes leading to higher staffing needs in airports, as well as an increase in wage rates. 2020 levels were depressed due to the COVID-19 pandemic and subsequent decline in travel.

Research and development

	Years ended December 31,
	2021	2020	$ Change	% Change
Research and development	$47.5	$32.0	$15.5	48%
Research and development expenses increased by $15.5 million, or 48%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change was primarily due to an increase of $13.9 million in employee related costs, inclusive of equity-based compensation, a $1.1 million increase in technology costs and a $0.4 million increase in professional fees.

Sales and marketing

	Years ended December 31,
	2021	2020	$ Change	% Change
Sales and marketing	$35.2	$16.4	$18.8	115%
Sales and marketing expenses increased by $18.8 million, or 115%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change was primarily driven by a $9.4 million increase in commission expense primarily due to higher new member enrollments and an increase of $8.0 million related to paid advertising and sponsorship fees. 2020 levels were depressed due to the COVID-19 pandemic and subsequent decline in travel.
General and administrative

	Years ended December 31,
	2021	2020	$ Change	% Change
General and administrative	$168.9	$118.2	$50.7	43%
General and administrative expenses increased by $50.7 million, or 43%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change was primarily due to an increase of $17.7 million in employee related costs, $15.4 million in professional fees, $12.0 million in technology related costs, $11.9 million in mark to market of warrant liabilities due to an increase in value of our Common Stock upon IPO, and $3.2 million in equity classified warrant expense. The increase was partially offset by a decrease of $20.8 million in equity based compensation primarily driven by a reduction in the Company’s repurchase of vested awards at a price in excess of their grant date fair value in 2021. In the second half of 2021, the Company also incurred $4.9 million for public company expenses as a result of the Reorganization Transactions and the IPO and $1.4 million for acquisition related costs.
Non-operating income (expense)

	Years ended December 31,
	2021	2020	$ Change	% Change
Interest income (expense), net	$(0.3)	$0.6	$(0.9)	N/A

Interest income, net decreased by $0.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to higher amortization of premiums on our marketable securities.

	Years ended December 31,
	2021	2020	$ Change	% Change
Other income	$5.8	$9.0	$(3.2)	N/A
Other expense	$(5.5)	$—	$(5.5)	N/A
Other income (expense), net	$0.3	$9.0	$(8.7)	N/A
Other income (expense), net decreased by $8.7 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by a $2.8 million decrease in other income in relation to a fixed payment included in a partnership agreement entered into late 2019 and an increase of $5.5 million in other expense primarily due to impairment on long-lived assets in 2021.

Income tax expense

	Years ended December 31,
	2021	2020	$ Change	% Change
Income tax expense	$(0.2)	$—	$(0.2)	N/A

Income tax expense was $0.2 million for the year ended December 31, 2021. The income tax expense for the year ended December 31, 2021 was primarily due to the impact of Alclear being a partnership and allocating its taxable loss to its members, including the Company as well as non-controlling members, for which no benefit is recognized in the current year and taxes due in certain states and foreign jurisdictions.
Liquidity and Capital Resources
Our operations have historically been financed primarily through equity financing and cash flow from operating activities. As of December 31, 2021, we had cash and cash equivalents of $280 million and marketable securities of $335 million.

Historically, our principal uses of cash have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations that enhance our strategic positioning. We plan to finance our operations and capital expenses largely through cash generated from the proceeds of our IPO and operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including known commitments and contingencies of $73.8 million as discussed below. Future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure. We have planned capital expenditures related to the build out of our new office space of approximately $16.5 million in the next 12 to 24 months. We are still early in this process and engaging vendors for the project, and as is the case with any large-scale construction project, the timing and amounts of these expenditures are therefore subject to uncertainty.
As a result of the COVID-19 pandemic, our operations have been, and we expect they will continue to be, adversely impacted by government mandated regulations, and the social distancing practices and health concerns of our guests and employees. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the cumulative and ultimate impact of the COVID-19 pandemic on our future business, results of operations and financial condition. See “Risk Factors—Risk Related to Our Business, Brand and Operations—The COVID-19 pandemic has impacted, and may continue to impact, our business, results of operations and financial condition.”
Credit Agreement
On March 31, 2020, we entered into a credit agreement (the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million. As of December 31, 2021, we had not drawn on the revolving credit facility and did not have outstanding borrowings under the Credit Agreement.
We have the option to repay any borrowings under the Credit Agreement without premium or penalty prior to maturity. In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. The Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions.
At December 31, 2021, the Company was in compliance with all of the financial and non-financial covenants of our Credit Agreement.

Cash Flow
The following summarizes our cash flows for the years ended December 31, 2021 and December 31, 2020 (in millions):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Net cash provided by (used in) operating activities	$69.7	($12.3)	$82.0	(667)%
Net cash used in investing activities	($403.2)	($21.6)	($381.6)	1767%
Net cash provided by (used in) financing activities	$503.4	($63.1)	$566.5	(898)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$169.9	($97.0)	$266.9	(275)%
Net exchange differences on cash and cash equivalents, and restricted cash	$0.1	$—	N/A	N/A
Cash, cash equivalents, and restricted cash, beginning of year	$139.1	$236.1	($97.0)	(41)%
Cash, cash equivalents, and restricted cash, end of period	$309.1	$139.1	$170.0	122%

Cash flows from operating activities
For the year ended December 31, 2021, net cash provided by operating activities was $69.7 million compared to net cash used in operating activities of $12.3 million for the year ended December 31, 2020, an increase of $82.0 million due to a favorable changes in working capital of $134.6 million primarily related to deferred revenue and accrued liabilities. Additionally, there was an increase in non-cash adjustments to net loss of $52.6 million. These increases were offset by an increase in net loss of $105.8 million.
Cash flows from investing activities
For the year ended December 31, 2021, net cash used in investing activities was $403.2 million compared to $21.6 million for the year ended December 31, 2020, an increase of $306.3 million, primarily due to a net increase of $294.0 million related to the purchases and sales of marketable securities, $75.8 million increase in cash paid for business combinations and as an increase of $11.6 million relating to the purchases of property and equipment.
Cash flows from financing activities
For the year ended December 31, 2021, net cash provided by financing activities was $504.0 million compared to net cash used in financing activities of $97.0 million for the year ended December 31, 2020, an increase of $601.0 million. The increase was primarily due to IPO proceeds, net of underwriter fees and issuance costs of $436.8 million. Additionally, there was a decrease in cash used to repurchase member’s equity prior to the Reorganization of $198.6 million. These changes were offset by a decrease of $80.7 million due to a decrease in the proceeds from the issuance of members’ units, net of costs.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for facilities. Additionally, we enter into agreements with airports for access to floor and office space. As of December 31, 2021, we had future minimum payments of $73.8 million, with $20.0 million due within 12 months. See Note 18, Commitments and Contingencies of the notes to the consolidated financial statements included elsewhere in this document for further discussion of contractual obligations and other contingencies.
On November 4, 2021, the Company entered into a lease of an office building to house the Company’s corporate headquarters. The Lease Agreement provides for a commencement on the later of October 1, 2022 or the date on which the Landlord delivers possession of the premises with certain agreed upon improvements to be made by the Landlord completed. The term of the Lease Agreement is fifteen years after the date that rent obligations begin, with an option to renew for one 5-year or 10-year period at Fair Market Value (as defined in the Lease Agreement) by providing the Landlord with eighteen months’ notice and certain other requirements. The aggregate undiscounted future minimum lease payments are approximately $177.5 million.

Additionally, the Company has commitments for future marketing expenditures to sports stadiums of $4.1 million as of December 31, 2021.
Other commitments

Additionally, the Company is subject to certain minimum spend commitments of approximately $19.5 million over the next two years under service arrangements.

Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission ("SEC") has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of December 31, 2021, the Company did not record a liability from the TRA.

Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions with respect to the the fair value of identifiable assets and liabilities acquired in a business combination, especially with respect to intangible assets.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies within the consolidated financial statements included elsewhere in this document, for recently issued accounting pronouncements and their expected impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability.

Interest Rate Risk

We had cash and cash equivalents of $280 million as of December 31, 2021. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, LIBOR or NYFRB rate, plus an applicable margin for specific interest periods. As of December 31, 2021, we had no outstanding borrowings under the revolving credit facility.

Investments

We had marketable securities totaling $335 million as of December 31, 2021. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to “available for sale” investment fair value of approximately $1.4 million that would be recognized in accumulated other comprehensive loss within the consolidated balance sheets.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business are transacted in the U.S. dollar, foreign currency translation risk was insignificant for the year ended December 31, 2021.
ITEM 8. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Clear Secure, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Secure, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in redeemable capital units and stockholders’ equity and cash flows for each of the three years in the period ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.
/s/ Ernst & Young LLP
New York, New York
March 29, 2022

CLEAR SECURE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$280,107	$116,226
Accounts receivable	5,331	912
Marketable securities	335,228	37,813
Prepaid revenue share fee	10,272	5,475
Prepaid expenses and other current assets	22,140	11,210
Total current assets	653,078	171,636

Property and equipment, net	44,522	35,241
Intangible assets, net	22,933	1,564
Goodwill	59,792	—
Restricted cash	29,019	22,856
Other assets	3,406	971
Total assets	$812,750	$232,268

Liabilities, redeemable capital units and stockholders' equity
Current liabilities:
Accounts payable	$8,808	$8,518
Accrued liabilities	67,220	18,304
Warrant liabilities	—	17,740
Deferred revenue	188,563	101,542
Total current liabilities	264,591	146,104

Other long term liabilities	8,691	3,809
Total liabilities	273,282	149,913

Commitments and contingencies (Note 18)

Redeemable capital units	—	569,251

Class A common stock, $0.00001 par value- 1,000,000,000 shares authorized; 76,616,325 shares issued and 76,393,256 shares outstanding as of December 31, 2021	1	—
Class B common stock, $0.00001 par value—100,000,000 shares authorized; 1,042,234 shares issued and outstanding as of December 31, 2021	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized; 44,598,167 shares issued and outstanding as of December 31, 2021	—	—
Class D common stock, $0.00001 par value—100,000,000 shares authorized; 26,709,821 shares issued and outstanding as of December 31, 2021	—	—
Profit Units	—	7,846
Accumulated other comprehensive income (loss)	(103)	27
Treasury stock at cost, 223,069 shares as of December 31, 2021	—	—
Accumulated deficit	(36,130)	(494,769)
Additional paid-in capital	313,845	—
Total stockholders’ equity attributable to Clear Secure, Inc.	277,613	—
Non-controlling interest	261,855	—
Total stockholders’ equity	539,468	(486,896)
Total liabilities, redeemable capital units and stockholders’ equity	$812,750	$232,268
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019

Revenue	$253,953	$230,796	$192,284

Operating expenses:
Cost of revenue share fee	37,206	33,191	32,288
Cost of direct salaries and benefits	67,730	40,524	60,030
Research and development	47,490	32,038	21,222
Sales and marketing	35,200	16,381	36,014
General and administrative	168,902	118,168	91,577
Depreciation and amortization	12,358	9,423	7,316
Operating income (loss)	(114,933)	(18,929)	(56,163)

Other income (expense)
Interest income (expense), net	(349)	612	1,942
Other income (expense), net	344	9,023	—
Income (loss) before tax	(114,938)	(9,294)	(54,221)
Income tax benefit (expense)	(233)	(16)	—
Net income (loss)	(115,171)	(9,310)	(54,221)
Less: net (loss) attributable to non-controlling interests	(79,089)
Net (loss) attributable to Clear Secure, Inc.	$(36,082)

Net (loss) per share of Class A and B Common Stock (Note 16)
Basic and Diluted - Class A	$(0.48)
Basic and Diluted - Class B	$(0.48)
Weighted-average shares of Class A Common Stock outstanding	75,515,242
Weighted-average shares of Class B Common Stock outstanding	1,042,234
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(dollars in thousands)

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net income (loss)	$(115,171)	$(9,310)	$(54,221)
Other comprehensive income
Currency translation	133	—	—
Unrealized gain (loss) on fair value of marketable securities	(304)	24	19
Total other comprehensive income	(171)	24	19
Comprehensive income (loss)	(115,342)	(9,286)	(54,202)
Less: comprehensive loss attributable to non-controlling interests	(79,156)
Comprehensive (loss) attributable to Clear Secure, Inc.	$(36,186)
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CAPITAL UNITS AND STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Redeemable Capital Units				Members’ Deficit
	Class A Units		Class B Units		Class C Units		Profit Units*		Accumulated other comprehensive gain	Accumulated deficit	Members’ deficit total
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Profit Units	Amount
Balance, January 1, 2019	365,285	$3,653	4,039,104	$226,397	—	$—	1,941,232	$6,652	$(16)	$(225,602)	(218,966)
Net loss	—	—		—	—	—	—	—	—	(54,221)	(54,221)
Other comprehensive loss	—	—		—	—	—	—	—	19	—	19
Issuance of member units, net of costs	—	—	720,465	192,442	—	—	231,622	—	—	—	—
Repurchase and retirement of capital units	(48,500)	(485)	—	—	—	—	—	—	—	(10,428)	(10,428)
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	(59,846)	(70)	—	(1,103)	(1,173)
Warrant expense	—	—	—	13,223	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	1,440	—	—	1,440
Balance, December 31, 2019	316,785	$3,168	4,759,569	$432,062	—	$—	2,113,008	$8,022	$3	$(291,354)	(283,329)
Net loss	—	$—	—	—	—	—	—	—	—	(9,310)	(9,310)
Other comprehensive income	—	$—	—	—	—	—	—	—	24	—	24
Issuance of member units, net of costs	—	$—	539,277	146,652	—	—	188,328	—	—	—	—
Repurchase and retirement of capital units	(54,843)	$(548)	(677,387)	(14,053)	—	—	—	—	—	(183,102)	(183,102)
Repurchase, forfeitures and retirement of profit units	—	$—	—	—	—	—	(433,014)	(1,633)	—	(11,003)	(12,636)
Warrant expense	—	$—	—	1,970	—	—	—	—	—	—	—
Equity-based compensation expense	—	$—	—	—	—	—	—	1,457	—	—	1,457
Balance, December 31, 2020	261,942	$2,620	4,621,459	$566,631	—	$—	1,868,322	$7,846	$27	$(494,769)	$(486,896)
See notes to consolidated financial statements

		Class A		Class B		Class C		Class D			Profit Units		Accumulated other comprehensive income	Treasury Stock	Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-Controlling Interest	Total stockholders’ equity
	Total redeemable capital units	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Number of Units	Amount
Balance, January 1, 2021	$569,251	—	$—	—	$—	—	$—	—	$—	$—	1,868,322	$7,846	$27	—	$(494,769)	$(486,896)	$—	$(486,896)
Net loss prior to reorganization	—	—				—	—	—	—				—		(46,848)	(46,848)	—	(46,848)
Net loss subsequent to reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,082)	(36,082)	(32,241)	(68,323)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(78)	—	—	(78)	(93)	(171)
Equity-based compensation expense, net of forfeitures	—	(223,069)	—	—	—	—	—	—	—	15,894	(26,925)	680	—	223,069	—	16,574	15,123	31,697
Warrant expense	1,100	—	—	—	—	—	—	—	—	1,847	—	—	—	—	—	1,847	1,043	2,890
Issuance of member units, net of costs	81,567	—	—	—	—	—	—	—	—	—	—	—	—	—			—	—
Repurchase and retirement of capital units	(439)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,005)	(3,005)	—	(3,005)
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	—	—	—	—	(71,247)	(56)	—	—	(8,246)	(8,302)	—	(8,302)
Exercise of warrants prior to the reorganization transaction	34,224	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,066)	(4,066)	(48)	(4,114)
Effect of reorganization transaction	(685,703)	59,240,306	1	1,042,234	—	—	—	—	—	62,858	(1,770,150)	(8,470)	(52)	—	556,886	611,223	74,480	685,703
Issuance of common stock upon reorganization	—	—	—	—	—	44,598,167	—	26,709,821	—	—	—	—	—	—	—		—	—
Proceeds from IPO, net of costs	—	15,180,000	—	—	—	—	—	—		233,246	—	—	—	—	—	233,246	203,591	436,837
Issuance of RSU's upon satisfaction of vesting terms	—	196,019	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of Warrants	—	2,000,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2021	—	76,393,256	$1	1,042,234	—	44,598,167	—	26,709,821	—	$313,845	—	—	$(103)	223,069	$(36,130)	$277,613	$261,855	$539,468
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(dollars in thousands)

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows provided by (used in) operating activities:
Net loss	$(115,171)	$(9,310)	$(54,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,358	9,423	7,316
Loss on asset disposal	—	238	125
Impairment of long-lived assets	4,567	—	—
Equity-based compensation	36,511	3,427	14,662
Warrant liabilities	12,796	887	3,363
Amortization of revolver loan costs	358	—	—
Amortization, net on marketable securities	675	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,208)	201	(401)
Prepaid expenses and other assets	(11,422)	1,103	(5,202)
Prepaid revenue share fee	(4,798)	2,377	(1,469)
Accounts payable	1,451	404	(2,233)
Accrued liabilities	50,045	(1,753)	8,238
Deferred revenue	87,021	(19,797)	43,752
Deferred rent	(476)	462	2,644
Net cash used provided by (used in) operating activities	69,707	(12,338)	16,574

Cash flows used in investing activities:
Business combinations, net of cash acquired	(75,834)	—	—
Purchases of marketable securities	(987,966)	(170,625)	(101,071)
Sales of marketable securities	689,572	166,219	90,475
Issuance of loan	—	(250)	—
Purchases of property and equipment	(28,148)	(16,502)	(14,682)
Capitalized intangible assets	(822)	(424)	(502)
Net cash used in investing activities	(403,198)	(21,582)	(25,780)

Cash flows provided by (used in) financing activities:
IPO proceeds, net of underwriter fees and issuance costs	436,837	—	—
Repurchase of members’ equity	(11,744)	(210,339)	(12,085)
Proceeds from issuance of members’ equity, net of issuance costs	80,277	147,942	192,442
Distribution to post-reorganization members	(4,114)	—	—
Issuance of warrants	289	—	—
Proceeds from the exercise of warrants	2,575	—	—
Payment of revolver loan costs	(718)	(652)	—
Net cash provided by (used in) financing activities	503,402	(63,049)	180,357

Net increase (decrease) in cash, cash equivalents, and restricted cash	169,911	(96,969)	171,151
Cash, cash equivalents, and restricted cash, beginning of period	139,082	236,051	64,900
Net exchange differences on cash and cash equivalents, and restricted cash	133	—	—
Cash, cash equivalents, and restricted cash, end of period	$309,126	$139,082	$236,051
Supplemental Noncash Investing and Financing Activities

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of December 31, 2021 were $1,520 and $297, respectively and $2,684 and $1,161 as of December 31, 2020, respectively.
See notes to consolidated financial statements

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for per share data, unless otherwise noted)

1. Description of Business and Recent Accounting Developments
Description and Organization

Clear Secure, Inc. (the “Company”) was incorporated as a Delaware corporation on March 2, 2021 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Alclear Holdings, LLC (“Alclear”) and its wholly owned subsidiaries.
The Company (together with its consolidated subsidiaries, “CLEAR,” “we,” “us,” “our”) is a holding company and its principal asset is the controlling equity interest in Alclear. Alclear was formed as a Delaware limited liability company on January 21, 2010 and operates under the terms of the Amended and Restated Operating Agreement dated June 29, 2021 (the “Operating Agreement”). As the sole managing member of Alclear, the Company operates and controls all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.

The Company operates a secure identity platform operating under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide; the flagship CLEAR App including Home to Gate and Health Pass; and Reserve powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
Reorganization and IPO

On June 29, 2021, prior to the completion of the IPO of the Company’s shares of Class A common stock, $0.00001 par value per share (the “Class A Common Stock”), the Company, Alclear and its subsidiaries consummated an internal reorganization (the “Reorganization”) which resulted in the following:

•Clear Secure, Inc. became the sole managing member of Alclear.

•The certificate of incorporation of Clear Secure, Inc. was amended and restated to authorize the Company to issue four classes of Common Stock: Class A Common Stock, Class B common stock, $0.00001 par value per share (the “Class B Common Stock”), Class C common stock, $0.00001 par value per share (the “Class C Common Stock”) and Class D common stock, $0.00001 par value per share (the “Class D Common Stock” and, together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, collectively, “Common Stock”). The Class A Common Stock and Class C Common Stock provide holders with one vote per share on all matters submitted to a vote of stockholders, and the Class B Common Stock and Class D Common Stock provide holders with twenty votes per share on all matters submitted to a vote of stockholders. The holders of Class C Common Stock and Class D Common Stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A Common Stock and Class B Common Stock.

•All Alclear’s outstanding equity interests (including Class A units, Class B units and profit units) were reclassified into Alclear non-voting common units (“Alclear Units”). The number of Alclear Units issued to each member of Alclear was determined based on a hypothetical liquidation of Alclear and the initial public offering price per share of the Company’s Class A Common Stock in the IPO. Certain members exchanged their Alclear Units for an equal number of Class A Common Stock.

•Alclear Investments, LLC, an entity controlled by Caryn Seidman-Becker, the Chair of our Board, our Co-Founder and our Chief Executive Officer, and Alclear Investments II, LLC, an entity controlled by Kenneth Cornick, our Co-Founder, President and Chief Financial Officer, contributed a portion of their Alclear Units to us in exchange for Class B Common Stock.

•The remaining members of Alclear, including Alclear Investments, LLC and Alclear Investments II, LLC (“Alclear members”) subscribed for and purchased shares of the Company’s Class C Common Stock and Class D Common

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Stock at a purchase price of $0.00001 per share and in an amount equal to the number of Alclear Units held by such members.

• The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.

•Alclear is treated as a partnership for U.S. federal income tax purposes and, as such, is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Clear Secure, Inc, as a member of Alclear, will be required to take into account for U.S. federal income tax purposes its distributive share of the items of income, gain, loss and deduction of Alclear.

As the Reorganization is considered a transaction between entities under common control, the consolidated financial statements for periods prior to the IPO and Reorganization have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization, Clear Secure, Inc. had not engaged in any business or other activities, except in connection with its formation.

On July 2, 2021, the Company completed the IPO of its Class A Common Stock. In the IPO, the Company sold an aggregate of 15,180,000 shares of Class A Common Stock, $0.00001 par value per share, at an offering price of $31 per share including as a result of the underwriters exercising their option to purchase up to 1,980,000 shares of Class A Common Stock. As a result, Clear Secure, Inc. received net proceeds from the IPO of approximately $445,875 after deducting underwriting discounts and commissions. As a result of the IPO, the Company contributed the net IPO Proceeds to Alclear in exchange for 15,180,000 Alclear Units. For the year ended December 31, 2021, the Company also incurred $9,038 of issuance related costs as a result of the IPO, that were recorded within additional paid in capital within the consolidated balance sheets.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with U.S. GAAP and presented in U.S. Dollars in thousands.
Intercompany transactions and balances are eliminated upon consolidation.
The Company has one operating and reportable segment, which includes the operations of the businesses acquired during the year ended December 31, 2021.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgements, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. The Company’s most significant estimates include:
• The fair value of equity instruments
• The estimated fair value of intangible assets in conjunction with acquisitions
The Company evaluates, on an ongoing basis, its assumptions and estimates and adjusts prospectively, if necessary; however, actual results could differ from these estimates.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Significant Accounting Policies
Concentration of Credit Risk
Financial instruments that are exposed to concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts held in excess of federal insurance limits. Exposure to credit risk is reduced by placing such deposits or other temporary investments with high credit quality financial institutions. As of December 31, 2021 and 2020, the Company held cash balances in excess of insured limits.
Revenue Recognition
The Company has derived substantially all of its historical revenue from subscriptions to its consumer aviation service, CLEAR Plus. The Company offers certain limited-time free trials, family pricing, and other beneficial pricing through several channels including airline and credit card partnerships. Membership subscription revenue is presented net of refunds, credit card chargebacks and estimated payments to a credit card partner.
Other revenue consists of revenue streams relating to sports stadiums and to Health Pass and are not significant. Sports stadium revenues consist of fees for use of the Company’s pods for security entry at various sports stadiums, as well as access for members to dedicated entry lanes at various sports stadiums across the country. Other revenue also consists of transaction fees charged either per use or per user over a predefined time period, and may include one-time implementation fees, platform licensing fees, hardware-leasing fees or incremental transaction fees.
Under Accounting Standards Codification (ASC) 606, Revenue Recognition, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.
Subscription revenue
In determining how revenue should be recognized, the Company follows a five step process:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when or as the Company satisfies the performance obligations.
Subscription revenues are invoiced to subscribers in annual installments for subscriptions to the platform. There are no significant financing components included in the Company’s contracts with customers.
The Company primarily recognizes revenue ratably from its consumer aviation subscription service, CLEAR Plus. This performance obligation is satisfied over time as the series of daily services, which are distinct from each other and the customer simultaneously receives and consumes the benefits. The Company uses a time-based output measure and revenue is recognized over the period in which each of the performance obligations are satisfied, as services are rendered, which is generally over the arrangement term as all arrangements are for a period of less than 12 months.
The Company uses the practical expedient permitted to not adjust the transaction price of contracts with a duration of one year or less for the effects of a significant financing component at contract inception.
Contract costs

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period is one year or less. This largely applies to sales commissions on partner subscriptions and renewals.
Cost of Revenue Share Fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s members with the host airports (Revenue Share). The Revenue Share fee is generally prepaid to the host airport in the period collected from the customer. The Revenue Share fee is capitalized and subsequently amortized to operating expense over each member’s subscription period, as the payments are refundable on a pro rata basis. Such prepayments are recorded in “Prepaid Revenue Share fee” in the consolidated balance sheets.
Certain host airports have fixed minimum monthly payments. The fixed monthly payments are expensed in “Revenue Share fee” in the consolidated statements of operations. Such amounts are direct costs of services and are recorded in “Cost of revenue share fee” in the consolidated statements of operations.
Cost of Direct Salaries and Benefits
Direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field ambassadors directly assisting members and their corresponding travel-related costs. Employee-related costs recorded in direct salaries and benefits expenses consist of salaries, taxes, benefits and equity-based compensation. Such amounts are direct costs of services and are recorded in “Cost of direct salaries and benefits” in the consolidated statement of operations.
Research and Development
Research and development expenses consist primarily of employee-related expenses and allocated overhead costs related to the Company’s development of new products and services and improving existing products and services. Research and development costs are generally expensed as incurred, except for costs incurred in connection with the development of internal-use software that qualify for capitalization as described in our internal-use software policy. Employee-related expenses recorded in research and development consist of salaries, taxes, benefits and equity-based compensation.
Sales and Marketing
Sales and marketing expenses consist primarily of costs of general marketing and promotional activities, advertising fees used to drive subscriber acquisition, commissions, the production costs to create our advertisements, employee-related expenses and allocated overhead costs. Employee related expenses recorded in sales and marketing are related to employees who manage the brand and consist of salaries, taxes, benefits and equity-based compensation. These expenses are recorded as incurred. The Company pays commissions to employees for enrolling customers into free trial memberships. These costs, along with most costs under sales and marketing, are expensed as incurred, since the Company incurs these costs regardless of whether contracts with customers are obtained. As such, these sales commissions are not incremental costs of obtaining a contract. Employee-related expenses recorded in sales and marketing are related to employees who manage the brand and consist of salaries, taxes, benefits and equity-based compensation.
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Cash and Cash Equivalents
The Company defines cash equivalents as all highly liquid investments purchased with original maturities of three months or less when purchased. Cash and cash equivalents consist primarily of short-term treasury bills and amounts held by third party financial institutions for credit and debit card transactions. Cash and cash equivalents as of December 31, 2021 and 2020 was $280,107 and $116,226, respectively, and includes amounts due from third party institutions which generally settle within three business days, of $2,872 and $940 as of December 31, 2021 and 2020, respectively.
Restricted Cash
Restricted cash is composed of cash held as collateral for letters of credit. See Note 8 for additional information.
Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each consolidated balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. The investments herein are intended to be held for an indefinite period of time although they may be sold at management’s discretion, in response to needs for liquidity or in response to changes in the market conditions and as such, are not recognized at amortized cost, and reported as current assets on the consolidated balance sheets. The Company carries its available-for-sale securities at fair value and reports the unrealized gains and losses as a component of other comprehensive income.
Accounts Receivable
The Company records trade accounts receivable at the invoiced amount and they do not bear interest. The Company has a policy to review outstanding receivables on a periodic basis for collectability and does not maintain an allowance for doubtful accounts as of December 31, 2021 and 2020.
Property and Equipment, Net
Property and equipment, net is stated at cost, less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized based on the shorter of the useful lives or the terms of the leases ranging from 1 to 10 years. See Note 6 for additional details on property and equipment.
Internal-Use Software
The Company capitalizes qualifying internal-use software development costs. During the application development phase, costs are capitalized and amortized on a straight-line basis over such software’s estimated useful life, which is generally 5 years. Capitalized software development costs are reflected in “Property and equipment, net” in the consolidated balance sheets. Software development costs incurred in the design or maintenance and minor upgrade and enhancement of software without adding additional functionality of software are expensed as incurred and included in “Research and development” in the consolidated statements of operations. See Note 6 for additional details on property and equipment.
Intangible Assets
Purchased brand names and logos that have been determined to have indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.
Acquired intangible assets other than goodwill comprise acquired developed technology, trade names, customer lists and patents. At initial recognition, intangible assets acquired in a business combination are recognized at their fair

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses.
The amortization period and the amortization method for an intangible asset are reviewed at least annually. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization of intangible assets is recognized in the consolidated statement of operations in the expense category consistent with the function of the intangible assets.
Goodwill
Goodwill is the excess of the purchase price over the net identifiable assets acquired and liabilities assumed in a business combination. The Company assesses Goodwill for impairment annually on the first day of the fourth quarter of the fiscal year, or whenever there is a triggering event indicating that an impairment may exist.
Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its long-lived assets, including property and equipment may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.
Leases
Lease agreements are categorized at inception as either operating or capital leases. Within the provision of certain office leases, which are classified as operating, there are escalations in payments over the lease term. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Any related lease incentives are recorded as a reduction in rent expense on a straight-line basis over the lease periods. The amount of rent expense recorded in excess of rental payments is reflected as “deferred rent” in the consolidated balance sheets.
Income Taxes
The Company is taxed as a corporation of U.S. federal and state income tax purposes. The Company’s consolidated subsidiary, Alclear, is taxed as a partnership for U.S. federal and state income tax purposes. The provision for income taxes primarily consists of only state and local jurisdictions where partnerships (i.e., flow through entities) are taxable.
The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded to recognize the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company reduces deferred tax assets by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred income taxes are measured by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period that includes the enactment date.

Fair Value Measurements
Refer to Note 6.
Business Combinations

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company evaluates acquisitions to determine whether it is a business combination or an asset acquisition. Identifiable assets acquired and liabilities assumed are measured initially at their fair values at the acquisition date. The excess of the fair value of the purchase consideration transferred over the fair value of the identifiable net assets acquired is recognized as goodwill. Acquisition-related costs are charged to the consolidated statement of operations within general and administrative as they are incurred.
Common and Treasury Stock
The Company has four classes of issued and outstanding Common Stock, each measured at a par value of $0.00001. Amounts received by the Company in excess of the par value are recorded within additional-paid in capital.

The Company does not have a share repurchase program. The Company’s treasury stock consists of forfeited Restricted Stock Awards that are legally issued shares held by the Company that can be utilized to settle any equity-based compensation awards issued by the Company and is recorded at par value. These shares are excluded from the calculation of the non-controlling interest ownership percentage and earnings (loss) per-share calculation. As of December 31, 2021, the Company had 223,069 shares in treasury stock.
Equity-Based Compensation
Under the fair value recognition provisions, the Company measures the equity-based compensation cost at the grant date based on the fair value of the award and recognizes the expense over the requisite service period, subject to the probable achievement of performance conditions, if any. The Company measures the fair value of non-employee equity based compensation expense at the grant date based on the fair value of the award and recognizes the expense in the same period and in the same manner the entity would have if it had paid cash for the goods or services. The Company records forfeitures as they occur and does not estimate the number of awards expected to be forfeited.
Prior to the Reorganization, the fair value of the Company’s members’ equity units underlying the awards was determined by the board of managers with input from management and independent third-party valuation specialists, as there was no public market for the Company’s members’ equity units. The board of managers determined the fair value of the members’ equity units by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of members’ equity units, transactions in the Company’s Class A and Class B redeemable capital units, and general and industry specific economic outlook, amongst other factors.

Post the Reorganization, the fair value of the Company’s Common Stock is based on the ending NYSE closing stock price of the Company’s shares of Class A Common Stock.
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
Basic loss per share of Class A Common Stock and Class B Common Stock is computed by dividing net loss available to Clear Secure, Inc. by the respective weighted-average number of shares of Common Stock outstanding during the period, subject to certain adjustments in accordance to ASC 260. The Company applies the two-class method to

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
calculate earnings per share for Class A Common Stock and Class B Common Stock. Accordingly, the Class A Common Stock and Class B Common Stock share equally in the Company’s net income and losses. Diluted earnings per share of Common Stock is computed by dividing net income attributable to Clear Secure, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Common Stock, by the weighted-average number of shares of Common Stock outstanding, adjusted to give effect to potentially dilutive securities. Refer to Note 16.
Consolidation and Non-Controlling Interest
The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:
• Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs; and
• Variable interest entities (“VIEs”) where the Company is the primary beneficiary.
Since the Company is the sole managing member of Alclear, it consolidates the financial results of Alclear. Therefore, the Company reports a non-controlling interest based on Alclear Units held by the members of Alclear on the consolidated balance sheets. Income or loss is attributed to the non-controlling interests based on the weighted average common units outstanding during the period and is presented on the consolidated statements of operations and comprehensive income/(loss). Refer to Note 14 for more information.
Recently Adopted Accounting Pronouncements
Emerging Growth Company Status
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies, until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Intangible Assets
In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The Company adopted this guidance as of January 1, 2021 and in accordance with the new guidance, applied it prospectively to implementation costs incurred after the adoption as allowed by the standard. The adoption did not have a material effect on the Company’s consolidated financial statements.
Simplifying the Accounting for Income Taxes
In December 2019, FASB issued updated guidance simplifying the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to intra-period tax allocations and the methodology for calculating income taxes in an interim period. The guidance also simplifies aspects of the accounting for franchise taxes as well as enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this guidance as of January 1, 2021. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements.

Related Party Guidance for Variable Interest Entities

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
In October 2018, the FASB issued updated guidance that requires consideration of indirect interest held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The amendments are required to be applied retrospectively with a cumulative-effect adjustment. The Company adopted the new guidance as of January 1, 2021 and its application did not have a material impact to the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheets for substantially all leases. This update also requires lessees to recognize a single lease cost for operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Public companies were required to adopt ASU 2016-02 for reporting periods after December 15, 2018. In 2020, ASU 2016-02 was amended to extend the adoption date for nonpublic entities and EGCs. Accordingly, the effective date of ASU 2016-02, as amended, is fiscal periods beginning after December 15, 2021, with early adoption permitted. The Company will adopt this guidance as of January 1, 2022 using the modified-retrospective approach as of the date of adoption which will not require the restatement of comparative periods. The Company has made significant progress in its evaluation of the standard on its financial reporting, including the determination of its incremental borrowing rate. The primary effect will be the recognition of right-of-use assets and corresponding lease liabilities for substantially all of the Company’s property leases ranging from $20,000 and $40,000. The adoption is not expected to have a material impact on the Company's consolidated statements of operations or cash flows.
Current Expected Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Public companies were required to adopt ASU 2016-13 for reporting periods after December 15, 2019. In 2019, ASU 2016-13 was amended to extend the adoption date for nonpublic entities and EGCs. The Company will adopt this guidance as of January 1, 2022 and does not expect a material impact on its consolidated financial statements as a result of adopting this standard.
Other than the items discussed above, there are no standards issued by the FASB and adopted by the Company effective as of January 1, 2021 that had a material impact on the Company’s consolidated financial statements. Additionally, there are no standards that are not yet effective that are expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”).
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 addresses inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts, in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption of the amendments is permitted and an entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
after the date of initial application. The Company continues to evaluate the impact of this standard on its consolidated financial statements.
3. Business Combinations

During the year ended December 31, 2021, the Company completed two acquisitions. Both acquisitions were accounted for as business combinations. The goodwill for both acquisitions represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including expected future synergies and technical expertise of the acquired workforce

For the aforementioned acquisitions, the intangible assets acquired primarily relate to existing technology, customer relationships and brand names. The useful life of these intangible assets range from 3-12 years. The Company valued the intangible assets using the relief from royalty method and the multi-period excess earnings method, both under the income approach.

For both acquisitions, the Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and is therefore subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations.

As a result of both acquisitions, the Company recognized $1,391 of acquisition-related costs during the year ended December 31, 2021, which are recorded in general and administrative within the consolidated statement of operations. Revenues and operating loss related to these acquisitions for the year ended December 31, 2021 were insignificant to the consolidated financial statements.

Refer below for additional details on the acquisitions.
Whyline, Inc.
On December 29, 2021, Alclear acquired 100% of Whyline, Inc., a provider of virtual queuing and appointment technology that the Company operates under the product name, Reserve powered by CLEAR.

The cash consideration was $67,500 transferred upon closing, and an estimated contingent consideration of $100. The acquisition was accounted for as a business combination. Of the total purchase consideration, $54,792 was recorded as goodwill, $16,601 as acquired intangible assets, $3,792 as net deferred tax liabilities and $100 as net operating assets on the consolidated balance sheets. None of the goodwill recognized is expected to be deductible for tax purposes.

In conjunction with the acquisition, the Company entered into an agreement to issue Class A Shares of Common Stock upon satisfaction of terms related to the contingent consideration and remuneration for post-combination services (collectively referred to as the “Earn-Out”). The first tranche will be settled upon the achievement of specified operating metrics during the twelve month period ended December 31, 2022. The second tranche will be settled upon the achievement of specified operating metrics during the twelve month period ended December 31, 2023.

The maximum settlement of the contingent consideration is $6,666, which is not subject to the satisfaction of service based criteria. For remuneration for post-combination services, there is a maximum settlement of $13,334 that is based on performance and service based criteria being met; portions of these amounts will automatically be forfeited if the employment of specified individuals terminates prior to the end of the Earn-Out period. The post-combination remuneration amount is allocated evenly to the 2022 operating metrics and 2023 operating metrics targets. The Company has not recorded any compensation expense for the year ended December 31, 2021 as the performance criteria is not probable.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The estimated fair value of the contingent consideration is determined using an option pricing model and is based upon available information and certain assumptions, known as of the reporting date, which management believes are reasonable. Any differences in the actual contingent consideration liability compared to the fair value as of the previous reporting date will be recorded within general and administrative within the consolidated statements of operations.

The final number of shares to be issued upon satisfaction of the Earn-Out will be based on the average of the volume-weighted average trading price on the New York Stock Exchange for one share of Class A Common Stock for each of the 30 full trading days ending on and including the full trading day immediately prior to the applicable Earn-Out payment date.
Atlas Certified, LLC.
On December 30, 2021, Alclear acquired certain assets of Atlas Certified LLC., which provides an automated solution to verify professional licenses and certification data across industries by communicating with certifying organizations for on demand, current and trusted data.

The fair value of the purchase consideration was $9,000. The acquisition was accounted for as a business combination. Of the total purchase consideration, $5,000 was recorded as goodwill and $4,000 as acquired intangible assets on the consolidated balance sheets. The goodwill recognized is expected to be deductible for tax purposes.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the years ended December 31, 2021 and 2020, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the years ended December 31, 2021 and 2020, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as of December 31:

	2021	2020	2019
Balance as of January 1	$101,542	$121,339	$77,696
Deferral of revenue	$339,064	210,174	233,561
Recognition of deferred revenue	(252,043)	(229,971)	(189,918)
Balance as of December 31	$188,563	$101,542	$121,339

The Company has obligations for refunds and other similar items of $2,661 as of December 31, 2021 recorded within accrued liabilities. The Company does not have any material variable consideration obligations.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2021 and December 31, 2020 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2021	December 31, 2020
Prepaid software licenses	$4,347	$5,504
Coronavirus aid, relief, and economic security act retention credit	2,036	2,036
Prepaid insurance costs	2,845	772
Other current assets	12,912	2,898
Total	$22,140	$11,210

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. For the year ended December 31, 2021, the Company recorded a receivable of $2,036 related to submissions made under the CARES Act, which it expects to receive within the next twelve months.
6. Fair Value Measurements
The Company values its available-for-sale marketable securities and certain liabilities based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy that prioritizes observable and unobservable inputs is used to measure fair value into three broad levels, which are described below:
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
Contingent consideration – Valued at fair value using a simulation of targeted outcomes.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Warrant liabilities – Valued based on significant inputs not observed in the market and, thus, represents a Level 3 measurement. The Company estimated the fair value of the liability using the Black-Scholes option pricing model and the change in fair value was recognized in general and administrative expenses. Refer to Note 12 for further information.
The contractual maturities of investments classified as marketable securities are as follows as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Due within 1 year	$288,036	$37,813
Total marketable securities	$288,036	$37,813

	Fair Value as of December 31, 2021
	Level 1	Level 2		Level 3	Total
Commercial paper	$—	$128,867		$—	$128,867
U.S. Treasuries	82,472	—		—	82,472
Corporate bonds	—	114,965		—	114,965
Total assets in the fair value hierarchy	82,472	243,832		—	326,304
Money market funds measured at NAV(a)	—	—		—	8,924
Total investments at fair value	$82,472	$243,832		$—	$335,228

Contingent consideration	—	—		100	100
Total liabilities at fair value	$—	$—	—	$100	$100

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$11,932	$—	$11,932
U.S. Treasuries	5,380	—	—	5,380
Corporate bonds	—	20,444	—	20,444
Total assets in the fair value hierarchy	5,380	32,376	—	37,756
Money market funds measured at NAV(a)	—	—	—	57
Total investments at fair value	$5,380	$32,376	$—	$37,813

Warrant liabilities	$—	$—	$(17,740)	$(17,740)
Total warrant liabilities at fair value	$—	$—	$(17,740)	$(17,740)
____________________________
(a)Certain money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the consolidated balance sheets.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company had no continuous unrealized loss position from marketable securities as of December 31, 2021. For the periods presented the Company did not recognize any other-than-temporary impairment on its marketable securities as the Company does not intend to or will be required to sell these before recovery of their amortized cost bases.

Warrant liabilities

The following table provides a summary of changes in fair value of the Company’s Level 3 warrant liabilities for the years ended December 31, 2021 and 2020:

	2021	2020
Balance as of January 1	$(17,740)	$(16,853)
Warrants issued	(289)	—
Fair value adjustments	(12,796)	(887)
Issuance of equity upon exercise of certain warrants	30,206	—
Issuance of equity upon settlement of certain warrants	619	—
Balance as of December 31	$—	$(17,740)
See Note 12 for further information regarding these Level 3 fair value measurements.
Contingent consideration

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration liability for the years ended December 31, 2021 and 2020:

	2021	2020
Balance as of January 1	$—	$—
Initial recognition of contingent consideration included in purchase consideration of acquisition	100	—
Balance as of December 31	$100	$—
For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
7. Property and Equipment, net
Property and equipment as of December 31, 2021 and December 31, 2020 consist of the following:

	Depreciation Period in Years	December 31, 2021	December 31, 2020
Internally developed software	5	$40,788	$23,545
Acquired software	3	6,396	7,538
Equipment	5	26,322	18,210
Leasehold improvements	1-10	7,671	6,548
Furniture and fixtures	5	2,281	2,181
Construction in progress		2,239	7,255
Total property and equipment, cost		85,697	65,277
Less: accumulated depreciation		(41,175)	(30,036)
Total property and equipment, net		$44,522	$35,241

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 was approximately $12,304, $9,406 and $7,308 respectively.
During the years ended December 31, 2021 and 2020, $17,243 and $7,359 was capitalized in connection with internally developed software. Amortization expense was $5,416, $3,748 and $4,424 for the years ended December 31, 2021, 2020 and 2019 respectively.
During the years ended December 31, 2021 and 2020, the Company recognized impairment charges of $4,567 and $0 on certain long-lived assets within other income (expense), net. During 2021, the Company determined that certain long-lived assets were no longer recoverable. The Company recognized these impairment charges on hardware components recorded within construction in progress and equipment, because it decided to cancel certain development projects due to the change in market demand as a result of the COVID-19 pandemic. The Company disposed of $490 of net book value that was placed in service as of the impairment date.
8. Intangible Assets, net and Goodwill

	Amortization Period in Years	December 31, 2021	December 31, 2020
Patents	20	$2,115	$1,293
Acquired intangibles		20,601	—
Other indefinite lived intangible assets		310	310
Total intangible assets, cost		23,026	1,603
Less: accumulated amortization		(93)	(39)
Intangible assets, net		$22,933	$1,564
Goodwill		$59,792	$—
Amortization expense of intangible assets was $54, $17 and $9 for the years ended December 31, 2021, 2020 and 2019 respectively.
The Company did not recognize any impairment charges on intangible assets, net or goodwill for the periods presented.
9. Restricted Cash
As of December 31, 2021 and December 31, 2020, the Company maintained bank deposits of $6,938 and $6,856, respectively, which were pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under the revenue share agreements. Such amounts also include a letter of credit for the Company’s current New York City corporate headquarters lease agreement. As of December 31, 2021 the Company also had a letter of credit in place for the amount of $6,081 in relation to the new corporate headquarters lease agreement entered into in December 2021.
In addition, the Company also has a $16,000 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of December 31, 2021 and December 31, 2020.
10. Other Assets
Other assets as of December 31, 2021 and December 31, 2020 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2021	December 31, 2020
Security deposits	$242	$171
Loan fees	376	279
Certificates of deposit	459	459
Other long-term assets	2,329	62
Total	$3,406	$971
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Accrued compensation and benefits	$18,133	$9,626
Accrued partnership liabilities	33,442	272
Other accrued liabilities	15,645	8,406
Total	$67,220	$18,304
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to fund.
Other long term liabilities consist of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Deferred tax liability	$3,792	$—
Other long term liabilities	4,899	3,809
Total	$8,691	$3,809
12. Warrants
Historically, Alclear issued warrants for their holders to purchase shares of Class B redeemable capital units. These warrants were generally subject to performance-based vesting criteria, such as criteria related to new customer enrollments and technological innovations. The Company recognizes the expense for those warrants expected to vest on a straight-line basis over the requisite service period of the warrants, which generally ranges from three months to six years. For warrants that vest upon issuance, the entire cost is expensed immediately.
During 2019, 650,000 equity classified warrants were granted with a weighted average grant date fair value per warrant of $43.30. In 2020, 8,382 equity classified warrants were granted with a weighted average grant date fair value per warrant of $289.01. As of December 31, 2020, Alclear had 658,382 equity warrants outstanding at a weighted-average exercise price of $222.15 per warrant and 70,000 liability warrants outstanding at a weighted-average exercise price of $36.74 per warrant.
Prior to the reorganization, in 2021, Alclear issued the following warrants for Class B redeemable capital units:

	Number of Units	Weighted-average exercise price
Liability awards	1,000	$1.00
Equity awards	114,797	$194.85

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The 114,797 equity classified warrants issued during 2021 had a weighted average grant date fair value per warrant of $287.55.

Prior to the Reorganization, certain warrant holders exercised their warrants for Class B redeemable capital units as follows:

	Number of Warrants	Weighted-average exercise price
Liability awards	70,000	$36.74
Equity awards	3,400	$1.00
On the date of exercise, the Company recognized a fair value adjustment to the outstanding liability classified warrants which was estimated based on a Black-Scholes option pricing model using the weighted-average significant unobservable inputs (Level 3 inputs) as follows:

Risk-free interest rate	0.16% -0.19%
Exercise price	$1.00- $36.74
Expected term	2-3 years
Expected volatility	35.1% - 45.0%

For the year ended December 31, 2021, prior to the Reorganization, the Company issued member units upon settlement and subsequent derecognition of warrant liabilities for $30,825.
As part of the Reorganization, the remaining Alclear warrants were either exchanged for Clear Secure, Inc. warrants representing the right to receive Class A Common Stock or the right to receive Alclear Units. The exchange was completed at an approximate 19.98 per unit ratio, using a cashless exercise conversion method. The Clear Secure, Inc. warrants are subject to the same vesting terms as applied to Alclear warrants and maintained the same fair value immediately before and after the exchange of the warrants. As such, there was no additional expense that was recorded due to the exchange as the Company determined there was no modification.
In December 2021, 2,000,000 vested warrants with an intrinsic value of $54,120, that were exercisable for Class A Common Stock, were exercised in a cashless transaction.
The following warrants remained outstanding as of December 31, 2021:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Classification	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Exercisable for Class A Common Stock	Equity awards	5,674,502	$0.01	0.88	177,952
Exercisable for Alclear Units	Equity awards	968,043	$0.01	2.7	30,358

During the year ended December 31, 2021, 1,207,932 warrants exercisable for Class A Common Stock at a weighted-average exercise price of $0.01 were vested with an intrinsic value of $37,881 and weighted average exercise term of 0.52 years. Additionally, 103,668 warrants exercisable for Alclear Units at a weighted-average exercise price of $0.01 were vested with an intrinsic value of $3,251. The balance of all outstanding warrants are subject to certain performance based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement. Based on the likelihood of achievement of the vesting criteria, as of December 31, 2021 the Company estimated unrecognized warrant expense is $1,071.
The Company recorded the following within general and administrative expense in the consolidated statements of operations:

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Liability awards	$12,796	$887	$3,363
Equity awards	4,813	1,969	13,223
Total	$17,609	$2,856	$16,586
13. Redeemable Capital Units
Prior to the Reorganization and IPO, Alclear’s redeemable capital units were comprised of Class A and Class B redeemable capital units, which contained similar capital voting and economic rights. Class A and Class B redeemable capital units were classified as temporary equity given the redemption features that were outside of Alclear’s control.
The total balance of the Class A and Class B redeemable capital units as of the following periods were:

	December 31, 2021	December 31, 2020
Class A redeemable capital units	$—	$2,620
Class B redeemable capital units	—	566,631
Total	$—	$569,251
As of December 31, 2020, there were 261,942 Class A redeemable capital units authorized, issued and outstanding. As of December 31, 2020, there were 5,361,085 Class B redeemable capital units authorized, and 4,621,459 Class B redeemable capital units issued and outstanding.
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
During the year ended December 31, 2020, Alclear issued 539,277 Class B units through private offerings for proceeds of $146,652, net of offering costs of $1,290. In addition, there were tender offers where Alclear repurchased and retired 677,387 Class B units for gross purchase of $182,895 and where Alclear repurchased and retired 54,843 Class A units for gross purchase of $14,808.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
During the year ended December 31, 2019, Alclear issued 720,465 Class B units through private offerings for proceeds of $192,442, net of offering costs of $173. In addition, there were tender offers where Alclear repurchased and retired 48,500 Class A units for gross purchase of $10,913.
To the extent the amount paid for repurchases were in excess of the initial carrying amount of the capital contributed, such excess was recorded in accumulated deficit.
Upon the Reorganization, the Class A and B redeemable capital units were converted to Alclear Units in an aggregate amount equal to the total equity value of all outstanding units. As described in Note 1, certain of the Alclear Units received upon conversion of the Class A and B redeemable capital units were exchanged for either Class A Common Stock or Class B Common Stock.
14. Stockholders’ Equity
Members’ Equity
As a result of the Reorganization, members’ equity was zero as of December 31, 2021. As of December 31, 2020, the Company had 21,042 authorized and 0 issued and outstanding Class C Capital Units, which were granted to employees as part of the Company’s annual compensation process.
Prior to the Reorganization, Alclear also had 27 classes of nonvoting, non-capital units, of which 16 were issued as equity-based compensation and reflected equity-based compensation recorded for units granted and expected to vest based on the probability of achieving performance-based vesting conditions. From time to time, Alclear repurchased vested profit units and, to the extent the amount paid for repurchases at fair value was in excess of the grant date fair value, such excess was recorded in accumulated deficit. Amounts for repurchases in excess of fair value were recorded as compensation expense.
Prior to the Reorganization, during the years ended December 31, 2021, 2020 and 2019, the Company repurchased 31,972, 284,414 and 20,521 profit units, respectively, through tender offers. Since such repurchases were at amounts that exceeded the then fair value of the units, the Company recorded expense as follows:

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
General and administrative	$697	$44,535	$2,215
Research and development	15	5,976	670
Sales and marketing	—	40	43
Total	$712	$50,551	$2,928
As of December 31, 2020, 1,868,322 profit units were authorized, issued and outstanding. All profit units were converted in conjunction with the Reorganization.

Common Stock
As discussed in Note 1, upon the Reorganization, the Company issued 59,240,306 shares of Class A Common Stock and 1,042,234 shares of Class B Common Stock in exchange for an equivalent number of Alclear Units. In addition, Alclear members purchased 44,598,167 shares of Class C Common Stock and Alclear Investments, LLC and Alclear Investments II, LLC collectively purchased 26,709,821 shares of Class D Common stock which have voting rights equal to the number of Alclear Units held by the members of Alclear (“Alclear Members”).
As part of the IPO, the Company issued an additional 15,180,000 shares of Class A Common Stock with a par value of $0.00001 on July 2, 2021.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Common Units in Alclear as of December 31, 2021:

	Alclear Units	Ownership Percentage
Alclear Holdings Units held by post-reorganization members	44,407,609	30.18%
Alclear Holdings Units held by Alclear Investments, LLC and Alclear Investments II, LLC	26,709,821	18.15%
Total	71,117,430	48.33%
The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C Common Stock for Class A Common Stock or Class D Common Stock for Class B Common Stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A Common Stock or B Common Stock and additional paid-in-capital for the Company. Upon the issuance of shares Class A Common Stock or B Common Stock, the Company issues a proportionate number of Alclear Units in conjunction with the terms of the Reorganization.
The non-controlling interest ownership percentage changed from 54.21% as of June 30, 2021 to 48.33% as of December 31, 2021. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the IPO, inclusive of the rebate on the over-allotment option exercised by the underwriters, and the exercise of certain warrants.
As of December, 31 2021, no Alclear Units have been exchanged.
15. Incentive Plans

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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes information about the unvested profit units and RSUs in Alclear that were reclassified to RSAs or RSUs in the Company:

	Alclear RSU’s	Weighted- Average Grant-Date Fair Value	Profit Units	Weighted- Average Grant-Date Fair Value
Unvested balance, January 1, 2021	453,350	$14.51	9,085,704	$1.12
Granted	860,357	15.33	—	0.64
Vested	—	—	(345,703)	(0.40)
Forfeited	(25,479)	(15.36)	(881,227)	(0.90)
Effect of reorganization	(1,288,228)	(15.04)	(7,858,774)	1.17
Unvested balance, December 31, 2021	—	—	—	—

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

The RSAs are subject to service-based vesting conditions and will vest on a specified date, provided the applicable service period, generally three years, has been satisfied.

The Company determines the fair value of each RSA based on the grant date and records the expense over the vesting period or requisite service period.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity related to the RSAs associated with compensation arrangements during years ended December 31, 2021.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value	RSA - Alclear Units	Weighted- Average Grant-Date Fair Value
Balance upon effect of reorganization*	1,878,986	$1.03	2,144,361	$1.29
Granted	—	—	—	—
Vested	(226,034)	(1.10)	(1,953,803)	(1.29)
Forfeited	(223,069)	(0.95)	—	—
Unvested balance, December 31, 2021	1,429,883	$1.04	190,558	$1.29
*The amounts above reflect the Reorganization and maintain the fair value for the substitution of profit units to RSAs.

Below is the compensation expense (credit) related to the RSAs:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cost of direct salaries and benefits	$(5)	$51	$—
General and administrative	1,078	1,056	1,236
Research and development	230	317	193
Sales and marketing	(33)	34	11
Total	$1,270	$1,458	$1,440

As of December 31, 2021, estimated unrecognized expense for RSAs was $458 with such expense to be recognized over a weighted-average period of approximately 0.5 years subsequent to December 31, 2021.
Restricted Stock Units

The RSUs granted under the 2021 Omnibus Incentive Plan in substitution of Alclear awards were subject to the same vesting terms as applied to the Alclear awards and maintained the same fair value immediately before and after the exchange of the award. The RSUs are subject to both service-based and, in some cases, business performance-based vesting conditions. RSUs will vest on a specified date, provided the applicable service (generally three years) and, if applicable, business performance condition, have been satisfied. The RSUs with performance conditions issued are also subject to long-term revenue and cash-basis earnings performance hurdles (the “Financial Targets”). The Company determines the fair value of each RSU based on the grant date and records the expense over the vesting period or requisite service period and if the performance conditions are probable of being met.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during years ended December 31, 2021:

	RSU’s	Weighted- Average Grant-Date Fair Value	RSU-Class A Common Stock	Weighted- Average Grant-Date Fair Value
Balance upon effect of Reorganization*	3,009,982	$7.23	2,113,672	$2.29
Granted	1,880,506	34.77	—	—
Vested	(36,150)	(14.51)	(159,869)	(15)
Forfeited	(1,436,213)	(3.71)	(1,953,803)	(1.29)
Unvested balance, December 31, 2021	3,418,125	$23.56	—	$—

*The amounts above reflect the Reorganization and maintain the fair value for the substitution of Alclear RSUs to RSUs.

Below is the compensation expense recognized related to the RSUs:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cost of direct salaries and benefits	$321	$—	$—
General and administrative	9,978	—	—
Research and development	6,488	—	—
Sales and marketing	237	—	—
Total	$17,024	$—	$—
As of December 31, 2021, estimated unrecognized compensation expense for RSUs that are probable of vesting was $66,338 with such expense expected to be recognized over a weighted-average period of approximately 1.2 years.

Although permitted by the Company’s 2021 Omnibus Plan, the Company did not withhold any taxes in connection with the delivery of RSUs during 2021.

During the year ended December 31,2021, certain RSUs, which were originally issued as profit units prior to the IPO and converted to RSUs in connection with the Reorganization, were forfeited. Such RSUs were subject to long-term revenue and cash-basis earnings performance hurdles that were not probable of being achieved as of the grant date. As a result, these awards were not vested at the time of forfeiture.
Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for the co-founders, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs at a weighted average grant date fair value of $16.54. The Company recorded

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
the compensation expense related to these awards within general and administrative in the consolidated statements of operations.
As of December 31, 2021, estimated unrecognized expense for Founder PSUs was $56,216 with such expense expected to be recognized over a weighted-average period of approximately 1.23 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
RSAs	$1,270	$1,458	$1,440
RSUs	17,024	—	—
Founder PSUs	13,403	—	—
Total	$31,697	$1,458	$1,440

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cost of direct salaries and benefits	$317	$51	$—
General and administrative	$24,459	$1,056	$1,236
Research and development	6,718	317	193
Sales and marketing	203	34	11
Total	$31,697	$1,458	$1,440

16. Earnings (Loss) per Share
As described in Note 1, on June 29, 2021, the Operating Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the Alclear Units, and (ii) exchange all of the then-existing membership interests of the original Alclear equity owners for Alclear Units.
Basic and diluted earnings per Class A and Class B Common Stock is applicable only for periods after June 29, 2021, post the Reorganization, when the Company had outstanding shares of Class A Common Stock and Class B Common Stock.
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
Shares classified as treasury stock within the consolidated balance sheets are excluded from the calculation of earnings (loss) per share. Additionally, the Company assumes the exercise for certain vested warrants exercisable for little to no consideration in its basic calculation.

Below is the calculation of basic and diluted net loss per share:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31, 2021
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(35,590)	$(492)
Add: reallocation of net loss attributable to non-controlling interests from the assumed exercise of certain warrants	(534)	(7)
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	(36,124)	(499)
Weighted-average number of shares outstanding, basic	72,537,156	1,042,234
Add: weighted-average number of shares from the assumed exercise of certain warrants	2,978,086	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	75,515,242	1,042,234
Net loss per common share, basic:	$(0.48)	$(0.48)

Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(36,124)	$(499)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	75,515,242	1,042,234
Effect of dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	75,515,242	1,042,234
Net loss per common share, diluted:	$(0.48)	$(0.48)

Due to the net loss for the periods presented, the following potential shares of Common Stock were determined to be anti-dilutive for the year ended December 31, 2021 and were therefore excluded from the weighted-average share count in the computation of diluted earnings per share:

	Class A	Class B
Exchangeable Alclear Units	44,598,167	26,709,821
RSA’s	1,429,883	—
RSU’s	2,603,389	—
Total	48,631,439	26,709,821

The Company has excluded certain RSU’s from the table above as they had performance conditions that were not achieved as of the end of the reporting period.
17. Income Taxes
As a result of the IPO and Reorganization, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is generally not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act provides relief to U.S. Corporations through financial assistance programs and modifications to certain income tax provisions. In connection with the CARES Act, the Company deferred $1,330 of social security payroll taxes as of December 31, 2021. That Company has not recorded any material adjustments to its income tax provisions related to the CARES Act as of December 31, 2021.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The components of income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021		2020		2019
Current
Federal	$—		$—		$—
State	$207		$16		$—
Foreign	$26		$—		$—
Total current income taxes	$233		$16		$—
Deferred
Federal	$—	$—	$—	$—	$—
State	$—	$—	$—	$—	$—
Foreign	$—	$—	$—	$—	$—
Total deferred income taxes	$—	$—	$—	$—	$—
Income tax expense (benefit)	$233		$16		$—
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020 and 2019, is as follows:

	2021	2020	2019
Tax expense (benefit) at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of flow-through entity	(9.4)%	(21.0)%	(21.0)%
State taxes	2.0%	0.3%	0.7%
Remeasurement of state tax	0.0%	0.5%	0.0%
Permanent differences	0.0%	(2.2)%	(0.3)%
Non-controlling interest	(5.4)%	0.0%	0.0%
Change in valuation allowance	(8.0)%	1.2%	(0.4)%
Other	(0.4)%	0.0%	0.0%
Effective income tax rate	(0.2)%	(0.2)%	0.0%

The Company’s effective tax rate was (0.2%), (0.2%) and 0% for December 31, 2021, 2020 and 2019, respectively.
Significant changes in the reconciling items for the year ended December 31, 2021, compared to the year ended December 31, 2020, included effect of flow-through entity, non-controlling interest, and change in valuation allowance.

The components of the deferred tax assets and liabilities for the years ended December 31, 2021, 2020 and 2019 are as follows:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Deferred Taxes	2021	2020	2019
Deferred rent	$11	$13	$26
Accrued expenses	7	8	—
Stock-based compensation	111	—	—
Investment in partnership	148,797	—	—
Other	720	1	3
Net operating loss	28,460	333	442
Gross deferred tax assets	178,106	355	471
Depreciation and amortization	(5,486)	(131)	(147)
Prepaid expenses and other	(31)	(20)	(24)
Gross deferred tax liabilities	(5,517)	(151)	(171)
Deferred income tax assets before valuation allowance	172,589	204	300
Valuation allowance	(176,381)	(204)	(300)
Net deferred tax asset (liability)	$(3,792)	$—	$—
In 2021 and in 2020, the total valuation allowance for the Company increased significantly primarily due to increases in net operating losses and investment in partnership for which it was more likely than not that the benefits of these items will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The estimation of future taxable income and our ability to utilize deferred tax assets can significantly change based on future events.

	2021	2020
Balance as of January 1	$204	$300
Additions to valuation allowance through income tax expense	9,159	—
Additions to valuation allowance through equity	166,919	—
Additions to valuation allowance through goodwill	99	—
Release of valuation allowance through income tax expense	—	(96)
Balance as of December 31	$176,381	$204
As of December 31, 2021, the Company had federal income tax net operating loss (NOL) carryforwards of $105,398 which will carryforward indefinitely. The Company had foreign income tax NOL carryforwards of $396, which, if unused, will expire in years 2023 through 2026. The Company had state income tax NOL carryforwards of $97,548,
$73,436 of which, if unused, will expire in years 2028 through 2041.
Future changes in the ownership of the Company may limit the future utilization of the net operating loss and tax credit carryforwards, as defined by the federal, foreign, state, and local tax codes. Accordingly, utilization of the net operating loss carryforwards and credits will be subject to the annual limitation provided by the Code and similar state provisions and may result in the expiration of the net operating losses and credits before utilization.
The Company accrues liabilities for uncertain tax positions that are not more likely than not to be sustained upon examination. Interest and penalties related to uncertain tax positions are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company did not have significant unrecognized tax benefits and interest and penalties as of December 31, 2021, 2020 and 2019.
The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2018 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2016 and forward.
The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2021. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Tax Receivable Agreement
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
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of operations as a component of other income (expense), net. As of December 31, 2021, the Company did not record a liability from the TRA.
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
18. Commitments and Contingencies
Litigation
From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. Based on the currently available information, the Company does not believe that there are claims or legal proceedings that would have a material adverse effect on the business, or the consolidated financial statements of the Company.
Leases and Other Commitments
During 2018, the Company entered into a lease for its headquarters in New York City, which expires in 2030. The Company’s lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Certain leases have renewal options that can be exercised at the discretion of the Company. Below is a breakout of the Company’s rent expense:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Rent expense	$4,288	$6,657	$5,167

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Future minimum payments under lease agreements are as follows as of December 31, 2021:

2022	$4,620
2023	3,729
2024	4,406
2025	4,478
2026	4,478
Thereafter	12,796
Total	$34,507
On November 4, 2021, the Company and 85 Tenth Avenue Associates, L.L.C. (“Landlord”) entered into a Lease (the “Lease Agreement”) pursuant to which the Company will lease approximately 120,000 square feet of an office building to house the Company’s corporate headquarters. The Lease Agreement provides for a commencement on the later of October 1, 2022 or the date on which the Landlord delivers possession of the premises with certain agreed upon completed improvements to be made by the Landlord. The term of the Lease Agreement is fifteen years after the date the rent obligations begin, with an option to renew for one 5-year or 10-year period at Fair Market Value (as defined in the Lease Agreement) by providing the Landlord with eighteen months’ notice and meeting certain other requirements. The aggregate undiscounted future minimum lease payments are approximately $177,400 beginning on April 1, 2023 and ending on April 1, 2038 .
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees.These future minimum payments are as follows as of December 31, 2021:

2022	$15,340
2023	13,034
2024	7,693
2025	3,141
2026	107
Thereafter	—
Total	$39,315

Additionally, the Company is subject to minimum spend commitments of $22,000 over the next two years under certain service arrangements.

The Company also has commitments for future marketing expenditures to sports stadiums of $4,109 through 2026. For the year ended December 31, 2021, 2020 and 2019, marketing expenses related to sports stadiums were approximately $3,585, $510 and $3,139, respectively.
19. Related-Party Transactions
As of December 31, 2021, and December 31, 2020, the Company had total payables to certain related parties, as a result of $1,180 and $1,606. Additionally, for the years ended December 31, 2021, 2020 and 2019 the Company recorded $6,640, $6,800 and $5,772, respectively, within Cost of revenue share fee within the consolidated statements of operations. These amounts are subject to a a Cost of revenue share fee arrangement with an airline.
Refer to Note 12 for further information regarding warrants held by certain related parties and Note 17 regarding the TRA liability.
20. Employee Benefit Plan

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company has a 401(k) retirement savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the years ended December 31, 2021, 2020 and 2019 the Company recorded $1,013, $239 and $268, respectively within the consolidated statements of operations.
21. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The line of credit has not been drawn against as of December 31, 2021. Prepaid loan fees related to this facility are presented within Other Assets with the current portion being presented within prepaid and other current assets and will be amortized over the term of the credit agreement. As of December 31, 2021, the balance of these loan fees was $707.
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
In addition, the credit agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. At December 31, 2021, the Company was in compliance with all of the financial and non-financial covenants.
22. Subsequent Events
In January 2022, certain warrant holders exercised 1,207,932 fully vested warrants that were exercisable for Class A Common Stock in a cashless exercise.
Subsequent to year end, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 1,025,318 shares of Class A Common Stock.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
We expect to hold our 2022 annual meeting of stockholders (the “2022 Annual Meeting”), which will be our first annual meeting as a public company, on June 14, 2022. A holder of the Company’s Class A Common Stock who wishes to present a proposal for inclusion in our proxy statement (the “Proxy Statement”) for the 2022 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Rule 14a-8”) must deliver the proposal to our principal executive offices (Clear Secure, Inc. 65 East 55th Street, 17th Floor, New York, NY 10022) to the attention of our Secretary no later than the close of business on April 8, 2022, and such holder must otherwise comply with the requirements of Rule 14a-8.
Our by-laws contain advance notice procedures for stockholders to make nominations of candidates for election as directors or to bring any other business before the annual meeting of stockholders, but not for inclusion in our proxy statement. For the 2022 Annual Meeting, any stockholder notice for this purpose must be delivered to the Company at our principal executive offices to the attention of our Secretary not earlier than the close of business on February 14, 2022 and not later than the close of business on April 14, 2022 and must otherwise comply with the applicable requirements in our by-laws. The by-laws are available on our investor relations website at https://ir.clearme.com/.

To comply with the universal proxy rules (once effective), stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide notice that sets forth the information required by Rule 14a-9 under the Securities Exchange Act no later than April 17, 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement for the 2022 Annual Meeting is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement for the 2022 Annual Meeting is incorporated herein by reference.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 12, the Proxy Statement for the 2022 Annual Meeting is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 13, the Proxy Statement for the 2022 Annual Meeting is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as exhibits hereto:

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

3.2	First Amended and Restated By-laws of Clear Secure, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-257532), filed on June 30, 2021).
4.1	Description of Capital Stock.
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

10.5	Form of Indemnification Agreement (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).
10.6	Clear Secure, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 23, 2021).†
10.7
Form of Stock Option Award Agreement for use with the Clear Secure, Inc. 2021 Omnibus Incentive Plan
(incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).†

10.8
Form of Restricted Stock Unit Agreement for use with the Clear Secure, Inc. 2021 Omnibus Incentive Plan
(incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).†

10.9
Credit Agreement, dated March 31, 2020, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).

10.10
Amendment No. 1 to Credit Agreement, dated April 29, 2021, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to the
Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).

10.11
Other Transaction Agreement, dated January 9, 2020, by and between Alclear, LLC, and Transportation Security Administration (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).

10.12
Lease, dated November 4, 2021, between Clear Secure, Inc. and 85 Tenth Avenue Associates, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 4, 2021).+

21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† This exhibit is a management contract or a compensatory plan or arrangement.
+ Certain confidential information – identified by bracketed asterisks “[****]” – has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2022.

Date:	March 29, 2022	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chief Executive Officer

Date:	March 29, 2022	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer
POWER OF ATTORNEY
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Caryn Seidman-Becker, Kenneth Cornick and Matthew Levine, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Caryn Seidman-Becker Caryn Seidman-Becker	Chair of the Board of Directors and Chief Executive Officer (principal executive officer)	March 29, 2022
/s/ Kenneth Cornick Kenneth Cornick	President and Chief Financial Officer and Director (principal financial officer)	March 29, 2022
/s/ Dennis Liu Dennis Liu	Chief Accounting Officer (principal accounting officer)	March 29, 2022
/s/ Michael Barkin Michael Barkin	Director	March 29, 2022
/s/ Jeffery H. Boyd Jeffery H. Boyd	Director	March 29, 2022
/s/ Tomago Collins Tomago Collins	Director	March 29, 2022
/s/ Kathryn A. Hollister Kathryn A. Hollister	Director	March 29, 2022
/s/ Adam Wiener Adam Wiener	Director	March 29, 2022