Form 10-Q
period 2022-03-31
Clear Secure, Inc.
filed 2022-05-16
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of May 12, 2022:

Class A Common Stock par value $0.00001 per share	78,579,207
Class B Common Stock par value $0.00001 per share	1,042,234
Class C Common Stock par value $0.00001 per share	43,527,355
Class D Common Stock par value $0.00001 per share	26,705,315

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$299,134	$280,107
Accounts receivable	7,525	5,331
Marketable securities	334,353	335,228
Prepaid revenue share fee	11,573	10,272
Prepaid expenses and other current assets	15,760	22,140
Total current assets	668,345	653,078

Property and equipment, net	46,123	44,522
Right of use asset, net	24,625	—
Intangible assets, net	24,238	22,933
Goodwill	58,381	59,792
Restricted cash	29,241	29,019
Other assets	3,102	3,406
Total assets	$854,055	$812,750

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,701	$8,808
Accrued liabilities	77,909	67,220
Deferred revenue	205,795	188,563
Total current liabilities	290,405	264,591
Other long term liabilities	31,234	8,691
Total liabilities	321,639	273,282

Commitments and contingencies (Note 19)

Class A common stock, $0.00001 par value- 1,000,000,000 shares authorized; 78,849,574 shares issued and 78,566,156 shares outstanding as of March 31, 2022	1	1
Class B common stock, $0.00001 par value—100,000,000 shares authorized; 1,042,234 shares issued and outstanding as of March 31, 2022	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized; 43,577,355 shares issued and outstanding as of March 31, 2022	—	—
Class D common stock, $0.00001 par value—100,000,000 shares authorized; 26,705,315 shares issued and outstanding as of March 31, 2022	—	—
Accumulated other comprehensive loss	(673)	(103)
Treasury stock at cost, 283,418 shares as of March 31, 2022	—	—
Accumulated deficit	(46,457)	(36,130)
Additional paid-in capital	326,767	313,845
Total stockholders’ equity attributable to Clear Secure, Inc.	279,638	277,613
Non-controlling interest	252,778	261,855
Total stockholders’ equity	532,416	539,468
Total liabilities and stockholders’ equity	$854,055	$812,750

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue	$90,539	$50,558

Operating expenses:
Cost of revenue share fee	12,142	7,769
Cost of direct salaries and benefits	22,980	12,149
Research and development	15,512	9,005
Sales and marketing	7,826	4,956
General and administrative	45,926	27,192
Depreciation and amortization	4,384	2,538
Operating loss	(18,231)	(13,051)

Other income (expense)
Interest income (expense), net	7	(71)
Other income (expense), net	(268)	—
Loss before tax	(18,492)	(13,122)
Income tax expense	(302)	(6)
Net loss	(18,794)	(13,128)
Less: net loss attributable to non-controlling interests	(8,467)
Net loss attributable to Clear Secure, Inc.	$(10,327)

Net loss per share of Class A Common Stock and Class B Common Stock (Note 17)
Basic and Diluted	$(0.13)
Weighted-average shares of Class A Common Stock outstanding	76,672,530
Weighted-average shares of Class B Common Stock outstanding	1,042,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(18,794)	$(13,128)
Other comprehensive loss
Foreign currency translation	(50)	—
Unrealized loss on fair value of marketable securities	(1,041)	25
Total other comprehensive loss	(1,091)	25
Comprehensive loss	(19,885)	(13,103)
Less: comprehensive loss attributable to non-controlling interests	(8,988)
Comprehensive loss attributable to Clear Secure, Inc.	$(10,897)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CAPITAL UNITS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

		Class A		Class B		Class C		Class D			Profit Units			Accumulated other comprehensive income		Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-Controlling Interest	Total stockholders’ equity
	Total redeemable capital units	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Number of Units	Amount				Number of Shares	Amount
Balance, January 1, 2021	$569,251	—	$—	—	$—	—	$—	—	$—	—	1,868,322	$7,846		$27		—	$—	$(494,769)	$(486,896)	—	$(486,896)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—		—	—	(13,128)	(13,128)	—	(13,128)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—		25		—	—	—	25	—	25
Issuance of member units, net of costs	81,567	—	—	—	—	—	—	—	—	—	—	—		—		—	—	—	—	—	—
Repurchase and retirement of capital units	(439)	—	—	—	—	—	—	—	—	—	—	—		—		—	—	(3,005)	(3,005)	—	(3,005)
Repurchase, forfeitures and retirement of profit units	—	—	—	—	—	—	—	—	—	—	(71,247)	(56)		—		—	—	(8,246)	(8,302)	—	(8,302)
Warrant expense	281	—	—	—	—	—	—	—	—	—	—	—		—		—	—	—	—	—	—
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	327		—		—	—	—	327	—	327
Balance, March 31, 2021	$650,660	—	$—	—	$—	—	$—	—	$—	$—	1,797,075	$8,117		$52		—	$—	$(519,148)	$(510,979)	$—	$(510,979)
Balance, January 1, 2022	—	76,393,256	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$313,845	—	$—		$(103)		223,069	$—	$(36,130)	$277,613	$261,855	$539,468
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—		—	—	(10,327)	(10,327)	(8,467)	(18,794)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—		(570)		—	—	—	(570)	(521)	(1,091)
Equity-based compensation expense, net of forfeitures	—	(60,349)	—	—	—	—	—	—	—	7,365	—	—		—		60,349	—	—	7,365	5,694	13,059
Warrant expense	—	—	—	—	—	—	—	—	—	37	—	—		—		—	—	—	37	34	70
Redemption of Alclear units	—	1,025,318	—	—	—	(1,020,812)	—	(4,506)	—	2,606	—	—	—	—	—	—	—	—	2,606	(2,606)	—
Exercise of warrants	—	1,207,931	—	—	—	—	—	—	—	3,070	—	—		—		—	—	—	3,070	(3,070)	—
IPO expenses	—	—	—	—	—	—	—	—	—	(156)	—	—		—		—	—	—	(156)	(141)	(297)
Balance, March 31, 2022	—	78,566,156	$1	1,042,234	$—	43,577,355	$—	26,705,315	$—	$326,767	—	$—		$(673)		283,418	$—	$(46,457)	$279,638	$252,778	$532,416

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows provided by (used in) operating activities:
Net loss	$(18,794)	$(13,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation on property and equipment	3,489	2,534
Amortization on intangible assets	895	4
Noncash lease expense	721	—
Impairment of long-lived assets	313	—
Equity-based compensation	13,129	608
Warrant liabilities	—	1,893
Deferred income tax expense	206	—
Amortization of revolver loan costs	198	—
Amortization, net on marketable securities	287	—
Changes in operating assets and liabilities:
Accounts receivable	(2,194)	(165)
Prepaid expenses and other assets	6,472	(2,885)
Prepaid revenue share fee	(1,300)	(798)
Accounts payable	(2,137)	(1,150)
Accrued liabilities	7,261	1,366
Deferred revenue	17,232	11,528
Operating lease liabilities	(846)	—
Deferred rent	—	(142)
Net cash used provided by (used in) operating activities	24,932	(335)

Cash flows used in investing activities:
Purchases of marketable securities	(149,066)	(47,002)
Sales of marketable securities	149,066	47,090
Purchases of property and equipment	(5,533)	(8,794)
Capitalized intangible assets	(100)	(204)
Net cash used in investing activities	(5,633)	(8,910)

Cash flows provided by financing activities:
Repurchase of members’ equity	—	(11,744)
Proceeds from issuance of members’ equity, net of cost	—	80,277
Issuance of warrants	—	289
Net cash provided by financing activities	—	68,822

Net increase in cash, cash equivalents, and restricted cash	19,299	59,577
Cash, cash equivalents, and restricted cash, beginning of period	309,126	139,082
Exchange rate effect on cash and cash equivalents, and restricted cash	(50)	—
Cash, cash equivalents, and restricted cash, end of period	$328,375	$198,659

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$299,134	$175,730
Restricted cash	29,241	22,929
Total cash, cash equivalents, and restricted cash	$328,375	$198,659
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

1. Description of Business and Recent Accounting Developments
Description and Organization

Clear Secure, Inc. (the “Company” and together with its consolidated subsidiaries, “CLEAR,” “we,” “us,” “our”) is a holding company and its principal asset is the controlling equity interest in Alclear Holdings, LLC (“Alclear”). Alclear was formed as a Delaware limited liability company on January 21, 2010 and operates under the terms of the Amended and Restated Operating Agreement dated June 29, 2021 (the “Operating Agreement”). As the sole managing member of Alclear, the Company operates and controls all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide; the flagship CLEAR App including Home to Gate and Health Pass; and Reserve powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
Reorganization and Initial Public Offering

On June 29, 2021, prior to the completion of the initial public offering (“IPO”) of the Company’s shares of Class A common stock, $0.00001 par value per share (the “Class A Common Stock”), the Company, Alclear and its subsidiaries consummated an internal reorganization (the “Reorganization”) which resulted in the following:

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

On July 2, 2021, the Company completed the IPO of its Class A Common Stock. In the IPO, the Company sold an aggregate of 15,180,000 shares of Class A Common Stock, $0.00001 par value per share, at an offering price of $31 per share including as a result of the underwriters exercising their option to purchase up to 1,980,000 shares of Class A Common Stock. As a result, Clear Secure, Inc. received net proceeds from the IPO of approximately $445,875 after deducting underwriting discounts and commissions. As a result of the IPO, the Company contributed the net IPO Proceeds to Alclear in exchange for 15,180,000 Alclear Units. For the three months ended March 31, 2022, and the year ended December 31, 2021, the Company incurred $297 and $9,038 of issuance related costs as a result of the IPO, respectively, that were recorded within additional paid in capital within the condensed consolidated balance sheets.
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
Leases

As of January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02) on a modified retrospective basis with respect to all lease arrangements that existed as of the adoption date. Refer to Note 8 for further details.
Current Expected Credit Losses
As of January 1, 2022, the Company adopted, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). There was no significant impact within the condensed consolidated financial statements as a result of adoption.
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 addresses inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts, in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption of the amendments is permitted and an entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company continues to evaluate the impact of this standard on its consolidated financial statements.
Other Recent Accounting Pronouncements Adopted and New Standards and Interpretations Not Yet Effective
Other than the items discussed above, there are no standards issued by the FASB and adopted by the Company effective as of January 1, 2022 that had a material impact on the Company’s condensed consolidated financial statements. Additionally, there are no standards that are not yet effective that are expected to have a material impact on the Company’s condensed consolidated financial statements.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K).
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
Items included in the financial statements of each of the Company’s consolidated entities are measured using the currency of the primary economic environment in which the entity operates. The condensed consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.
Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation of monetary assets and liabilities denominated in foreign currencies at period-end exchange rates are recognized in other income (expense), net within the condensed consolidated statement of operations.
The results and financial position of all the Company entities that have a functional currency different from the Company's reporting currency are translated into US Dollars as follows:
•Assets and liabilities are translated at the closing rate at the reporting date;
•Income and expenses for each statement of operation are translated at average exchange rates; and
•All resulting exchange differences are recognized in other comprehensive loss.
3. Business Combinations

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
During the year ended December 31, 2021, the Company completed two acquisitions, which are described further below. Both acquisitions were accounted for as business combinations. The goodwill for both acquisitions represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including expected future synergies and technical expertise of the acquired workforce
For both acquisitions, the intangible assets acquired primarily relate to existing technology, customer relationships and brand names. The useful life of these intangible assets range from 3-11 years. The Company valued the intangible assets using the relief from royalty method and the multi-period excess earnings method, both under the income approach.
For both acquisitions, the Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and is therefore subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations.
As a result of the acquisitions, the Company recognized $1,391 of acquisition-related costs during the year ended December 31, 2021, which are recorded in general and administrative within the condensed consolidated statement of operations. Revenues and operating loss related to these acquisitions for the three months ended March 31, 2022 were not material to the condensed consolidated financial statements. Refer below for additional details on the acquisitions.

Whyline, Inc.

On December 29, 2021, Alclear acquired 100% of Whyline, Inc., a provider of virtual queuing and appointment technology that the Company operates under the product name, Reserve powered by CLEAR.

The cash consideration of $67,500 was transferred upon closing, and there was an estimated contingent consideration of $100. The acquisition was accounted for as a business combination. In the Company’s preliminary allocation of the purchase consideration, $54,792 was initially recorded as goodwill, $16,601 as acquired intangible assets, $3,792 as net deferred tax liabilities and $99 as net operating assets on the condensed consolidated balance sheets. None of the goodwill recognized is expected to be deductible for tax purposes. During the three months ended March 31, 2022, and in accordance with the election described above, the Company recorded a $1,411 decrease to goodwill, a $2,100 increase to acquired intangible assets and a $689 increase to deferred tax liabilities. The accounting for the acquisition is not complete as the valuation for certain acquired assets and liabilities have not been finalized. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

In conjunction with the acquisition, the Company entered into an agreement to issue shares of Class A Common Stock upon satisfaction of terms related to the contingent consideration and remuneration for post-combination services (collectively referred to as the “Earn-Out”). The first tranche will be settled upon the achievement of specified operating metrics during the twelve month period ended December 31, 2022. The second tranche will be settled upon the achievement of specified operating metrics during the twelve month period ended December 31, 2023.

The maximum settlement of the contingent consideration is $6,666, which is not subject to the satisfaction of service based criteria. For remuneration for post-combination services, there is a maximum settlement of $13,334 that is based on performance and service based criteria being met; portions of these amounts will automatically be forfeited if the employment of specified individuals terminates prior to the end of the Earn-Out period. To the extent probable, the post-combination remuneration amount is allocated evenly to the 2022 operating metrics and 2023 operating metrics targets. The Company has not recorded any compensation expense for three months ended March 31, 2022 as the performance criteria is not probable.

The estimated fair value of the contingent consideration is determined using an option pricing model and is based upon available information and certain assumptions, known as of the reporting date, which management believes are reasonable. Any differences in the actual contingent consideration liability compared to the fair value as of the previous reporting date will be recorded within general and administrative within the condensed consolidated statements of operations. The Company has not recorded any fair value adjustments on its contingent consideration for three months ended March 31, 2022 as there was no change in assumptions.

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

Atlas Certified, LLC.

On December 30, 2021, Alclear acquired certain assets of Atlas Certified, LLC, which provides an automated solution to verify professional licenses and certification data across industries by communicating with certifying organizations for on demand, current and trusted data.

The fair value of the purchase consideration was $9,000. The acquisition was accounted for as a business combination. In the Company’s preliminary allocation of the purchase consideration $5,000 was recorded as goodwill and $4,000 as acquired intangible assets on the condensed consolidated balance sheets. The goodwill recognized is expected to be deductible for tax purposes. During the three months ended March 31, 2022, there were no adjustments to the preliminary allocation. The accounting for the acquisition is not complete as the valuation for certain acquired assets and liabilities have not been finalized. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three months ended March 31, 2022 and 2021, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three months ended March 31, 2022 and 2021, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as of March 31:

	2022	2021
Balance as of January 1	$188,563	$101,542
Deferral of revenue	105,824	62,057
Recognition of deferred revenue	(88,592)	(50,529)
Balance as of March 31	$205,795	$113,070

The Company has obligations for refunds and other similar items of $2,633 as of March 31, 2022. The Company does not have any material variable consideration.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	March 31, 2022	December 31, 2021
Prepaid software licenses	$6,799	$4,347
Coronavirus aid, relief, and economic security act retention credit	2,036	2,036
Prepaid insurance costs	1,514	2,845
Other current assets	5,411	12,912
Total	$15,760	$22,140

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
6. Fair Value Measurements
The Company values its available-for-sale securities and certain liabilities based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy that prioritizes observable and unobservable inputs is used to measure fair value into three broad levels, which are described below:
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Warrant liabilities – The Company had certain outstanding warrant liabilities prior to the Reorganization. These were valued based on significant inputs not observed in the market and, thus, represented a Level 3 measurement. The Company estimated the fair value of the liability using the Black-Scholes option pricing model and the change in fair value was recognized in general and administrative expenses. Refer to Note 13 for further information.
The contractual maturities of investments classified as marketable securities are as follows:

	March 31, 2022	December 31, 2021
Due within 1 year	$301,021	$288,036
Total marketable securities	$301,021	$288,036

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$117,501	$—	$117,501
U.S. Treasuries	89,952	—	—	89,952
Corporate bonds	—	124,092	—	124,092
Total assets in the fair value hierarchy	89,952	241,593	—	331,545
Money market funds measured at NAV(a)	—	—	—	2,808
Total assets at fair value	$89,952	$241,593	$—	$334,353

Contingent consideration	—	—	(100)	(100)
Total liabilities at fair value	$—	$—	$(100)	$(100)

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$128,867	$—	$128,867
U.S. Treasuries	82,472	—	—	82,472
Corporate bonds	—	114,965	—	114,965
Total assets in the fair value hierarchy	82,472	243,832	—	326,304
Money market funds measured at NAV(a)	—	—	—	8,924
Total assets at fair value	$82,472	$243,832	$—	$335,228

Contingent consideration	—	—	$(100)	(100)
Total liabilities at fair value	$—	$—	$(100)	$(100)
____________________________
(a)Certain money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the condensed consolidated balance sheets.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company had no continuous unrealized loss position from marketable securities as of March 31, 2022 that was a result of a credit deterioration.

The following table provides a summary of changes in fair value of the Company’s Level 3 warrant liabilities prior to the Reorganization. The Company has no outstanding warrant liabilities as of March 31, 2022.

Balance as of January 1, 2021	$(17,740)
Warrants issued	(289)
Issuance of equity upon exercise of certain warrants	30,206
Reclassification of certain warrant liabilities to equity	619
Fair value adjustments	(12,796)
Balance prior to Reorganization	$—

See Note 13 for further information regarding warrants.

Contingent consideration
The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration, issued in conjunction with the acquisition of Whyline, Inc.

Balance as of January 1, 2022	$(100)
Fair value adjustments	—
Balance as of March 31, 2022	$(100)

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
7. Property and Equipment, net
Property and equipment as of March 31, 2022 and December 31, 2021 consist of the following:

	Depreciation period in years	March 31, 2022	December 31, 2021
Internally developed software	3 - 5	$44,338	$40,788
Acquired software	3	6,396	6,396
Equipment	5	26,715	26,322
Leasehold improvements	1-10	7,706	7,671
Furniture and fixtures	5	2,292	2,281
Construction in progress		3,340	2,239
Total property and equipment, cost		90,787	85,697
Less: accumulated depreciation		(44,664)	(41,175)
Total property and equipment, net		$46,123	$44,522
Depreciation and amortization expense related to property and equipment for three months ended March 31, 2022 and 2021 was $3,489 and $2,534, respectively.
During the three months ended March 31, 2022, $3,552 was capitalized in connection with internally developed software. Amortization expense was $1,737 and $1,131 for the three months ended March 31, 2022 and 2021, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

During the three months ended March 31, 2022 and 2021, the Company recognized impairment charges of $313 and $0, respectively, on certain long-lived assets within other income (expense), net in the condensed consolidated statements of operations.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of March 31, 2022 were $1,261 and $427, respectively, and $134 and $1,438 as of March 31, 2021, respectively.
8. Leases

As discussed in Note 2, on January 1, 2022, the Company adopted the new accounting standard ASC 842, Leases, using the modified retrospective method. As a result, and as permitted by the standard, the Company has not updated financial information or related disclosures under ASC 842 for, periods prior to January 1, 2022. Upon adoption, the Company recognized $25,346 of right of use (“ROU”) assets, $29,139 of lease liabilities and derecognized $3,793 of deferred rent on the condensed consolidated balance sheets. The short term portion of the operating lease liabilities is included within accrued liabilities and the long term portion is included within other long term liabilities on the condensed consolidated balance sheets.

The Company has entered into agreements to lease certain office spaces. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three years. Additionally, certain of these leases contain termination options. These optional periods have not been considered in the determination of the ROU assets or lease liabilities as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it only has operating leases. The lease terms are between 1 and 12 years.

Most of the Company’s lease agreements require payment of certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs. As allowed under ASC 842, the Company considers these as non-lease components and has elected to exclude these components from the measurement of its lease liabilities. The Company has also elected to apply the recognition requirement of ASC 842 to leases with a term of 12 months or less for all classes of assets.

The Company has elected to utilize the following practical expedients available under the transition guidance in ASC 842:
•The Company did not reassess whether any expired or existing contracts are or contain leases;
•The Company did not reassess the lease classification for any expired or existing leases; and
•The Company did not reassess initial direct costs for any existing leases.

The Company did not elect the practical expedient available under the transition guidance in ASC 842 to use hindsight in determining the lease term and in assessing impairment of the Company’s ROU assets

The Company determines if an arrangement is a lease at inception and recognizes ROU assets and lease liabilities upon commencement. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company has an additional operating lease for real estate space to house the Company’s corporate headquarters. The lease agreement provides for a commencement on the later of October 1, 2022 or the date on which the landlord delivers possession of the premises with certain agreed upon completed improvements to be made by the landlord. The term of the lease is fifteen years after the date the rent obligations begin, with an option to renew for one 5-year period or 10-year period at Fair Market Value (as defined in the lease agreement) by providing the Landlord with eighteen months’ notice and meeting certain other requirements. The aggregate undiscounted future minimum lease payments are approximately $177,400 beginning on April 1, 2023 and ending on April 1, 2038. The lease has not been recognized on the Company's condensed consolidated balance sheets. This operating lease is expected to commence in 2022.

Below is a reconciliation of the amounts reported on the condensed consolidated balance sheets with respect to the Company’s operating leases:

March 31, 2022
2022	$3,453
2023	3,729
2024	4,402
2025	4,478
2026	4,478
Thereafter	12,868
Total future operating lease payments	33,408
Less: imputed interest	(5,115)
Lease liabilities, current	3,338
Lease liabilities, non-current	24,955
Total lease liabilities	$28,293

As of March 31, 2022, the weighted-average incremental borrowing rate applied to lease liabilities at the date of adoption was 4.3%. Additionally, the weighted-average remaining lease term was 7.7 years.

Total operating lease expense recognized on the condensed consolidated statements of operations for the three months ended March 31, 2022 was $1,035. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 was $1,155.
9. Intangible Assets, net and Goodwill
See below for Intangible assets, net and Goodwill as of March 31, 2022 and December 31, 2021:

	Amortization Period in Years	March 31, 2022	December 31, 2021
Patents	20	$2,216	$2,115
Acquired intangibles	1-10	22,700	20,601
Other indefinite lived intangible assets		310	310
Total intangible assets, cost		25,226	23,026
Less: accumulated amortization		(988)	(93)
Intangible assets, net		$24,238	$22,933
Goodwill		$58,381	$59,792
Acquired intangibles, net as of March 31, 2022 and December 31, 2021 is comprised of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Amortization Period in Years	March 31, 2022	December 31, 2021
Technology	3	$4,300	$5,600
Customer relationships	11	$17,900	$14,501
Brand names	5	$500	$500
Total intangible assets, cost		$22,700	$20,601
Less: accumulated amortization		$(869)	$—
Total acquired intangibles		$21,831	$20,601

Amortization expense of intangible assets was $895 and $4 for the three months ended March 31, 2022 and 2021, respectively. The Company did not recognize any impairment charges on intangible assets, net or goodwill for the periods presented.
10. Restricted Cash
As of March 31, 2022 and December 31, 2021, the Company maintained bank deposits of $13,241 and $6,938, respectively, which were pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under the revenue share agreements. Such amounts also include a letter of credit for the Company’s New York City corporate headquarters lease agreement entered into in 2021.
In addition, the Company also has a $16,000 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of March 31, 2022 and December 31, 2021.
11. Other Assets
Other assets as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Security deposits	$247	$242
Loan fees	232	376
Certificates of deposit	459	459
Other long-term assets	2,164	2,329
Total	$3,102	$3,406
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$10,472	$18,133
Accrued partnership liabilities	50,208	33,442
Lease liability	3,338	—
Other accrued liabilities	13,891	15,645
Total	$77,909	$67,220
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to fund.
Other long term liabilities consist of the following as of March 31, 2022 and December 31, 2021:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	March 31, 2022	December 31, 2021
Deferred tax liability	$4,687	$3,792
Lease liability	24,955	—
Other accrued liabilities	1,592	4,899
Total	$31,234	$8,691
13. Warrants

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
Prior to the Reorganization, in 2021, Alclear issued the following warrants for Class B redeemable capital units as follows:

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
Subsequent to the Reorganization, there were no unvested warrants classified as liability awards.

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
In December 2021, certain warrant holders exercised 2,000,000 vested warrants with an intrinsic value of $54,120. In January 2022, the same warrant holders exercised 1,207,932 vested warrants with an intrinsic value of $32,457. These exercises resulted in the Company issuing shares of its Class A Common Stock and were completed in a cashless transaction.

The following warrants remained outstanding as of March 31, 2022:

	Classification	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Class A Common Stock	Equity awards	4,466,571	$0.01	0.73
Exercisable for Alclear Units	Equity awards	968,043	$0.01	2.46
As of March 31, 2022, there were no vested warrants that were exercisable for Class A Common Stock. As of March 31, 2022, 194,108 warrants were vested and exercisable for Alclear Units with an intrinsic value of $5,215.

The balance of the outstanding warrants are subject to certain performance based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement. Based on the likelihood of achievement of the vesting criteria, as of March 31, 2022 the Company estimated unrecognized warrant expense is $322.
The Company recorded the following within general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2022	March 31, 2021
Liability awards	$—	$1,893
Equity awards	70	281
Total	$70	$2,174
14. Redeemable Capital Units
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Prior to the Reorganization, during the three months ended March 31, 2021, Alclear issued 277,813 Class B units through private offerings resulting in gross proceeds of $80,566 and issued 5,310 Class B units with a fair value of $1,540 in exchange for services related to the private offerings. In addition, Alclear repurchased and retired 11,869 Class B units for a total repurchase of $3,442. Alclear also issued 70,000 Class B units upon the exercise of certain warrants for exercise proceeds of $2,575.
Upon the Reorganization, the Class A and B redeemable capital units were converted to Alclear Units in an aggregate amount equal to the total equity value of all outstanding units. As described in Note 1, certain of the Alclear Units received upon conversion of the Class A and B redeemable capital units were exchanged for either Class A Common Stock or Class B Common Stock.
15. Stockholders’ Equity
Members’ Equity
As a result of the Reorganization, members’ equity was $0 as of December 31, 2021. Additionally prior to the Reorganization, the Company had 21,042 authorized and 0 issued and outstanding Class C Capital Units, which were granted to employees as part of the Company’s annual compensation process.
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
Prior to the Reorganization, during 2021, the Company repurchased 31,972 profit units for a total repurchase of $8,259. Since such repurchases were at amounts that exceeded the then fair value of the units, the Company recorded expense of $712 for the three months ended March 31, 2021. $697 was recorded within general and administrative expense and $15 within research and development within the condensed consolidated statements of operations.
1,868,322 profit units were authorized, issued and outstanding at December 31, 2020. All profit units were converted in conjunction with the Reorganization.

Common Stock
As discussed in Note 1, upon the Reorganization, the Company issued 59,240,306 shares of Class A Common Stock and 1,042,234 shares of Class B Common Stock in exchange for an equivalent amount of Alclear Units. In addition, Alclear members purchased 44,598,167 shares of Class C Common stock and Alclear Investments, LLC and Alclear Investments II, LLC collectively purchased 26,709,821 shares of Class D Common stock equal to the number of Alclear Units held by the members of Alclear (“Alclear Members”).
As part of the IPO, the Company issued an additional 15,180,000 shares of Class A Common Stock on July 2, 2021.
Treasury Stock
The Company does not have a share repurchase program. The Company’s treasury stock consists of forfeited Restricted Stock Awards that are legally issued shares held by the Company that can be utilized to settle equity-based compensation awards issued by the Company and is recorded at par value. These shares are excluded from the calculation of the non-controlling interest ownership percentage.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Alclear Units as of March 31, 2022:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Alclear Units	Ownership Percentage
Alclear Units held by post-reorganization members	43,386,797	29.21%
Alclear Units held by Alclear Investments, LLC and Alclear Investments II, LLC	26,705,315	17.98%
Total	70,092,112	47.19%

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

During the three months ended March 31, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 1,025,318 shares of Class A Common Stock and 4,506 shares of Class B Common Stock. The 4,506 shares of Class B Common Stock were ultimately converted to shares of Class A Common Stock in connection with their sale, as required by the terms of the Company’s Second Amended and Restated Certificate of Incorporation.

The non-controlling interest ownership percentage changed from 48.33% as of December 31, 2021 to 47.19% as of March 31, 2022. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of certain warrants and exchanges described above.
16. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A Common Stock as of the date of the Reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of restricted stock units (“RSUs”), restricted stock (“RSAs”), stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock) as of the last day of the immediately preceding year or a lesser amount approved by our board of directors or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A common stock). As a result of this provision, in March 2022, the Company filed a Registration Statement on Form S-8 registering the issuance of an additional 5,693,082 shares of Class A Common Stock that are reserved for issuance in respect of awards that may be granted under the 2021 Omnibus Incentive Plan.

Alclear Holdings, LLC Equity Incentive Plan

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
The following table summarizes information about the unvested profit units and RSUs in Alclear that were reclassified to RSAs or RSUs in the Company upon the Reorganization:

	Alclear RSU’s	Weighted- Average Grant-Date Fair Value	Profit Units	Weighted- Average Grant-Date Fair Value
Unvested balance, January 1, 2021	453,350	$14.51	9,085,704	$1.12
Granted	860,357	15.33	—	0.64
Vested	—	—	(345,703)	(0.40)
Forfeited	(25,479)	(15.36)	(881,227)	(0.90)
Effect of reorganization	(1,288,228)	(15.04)	(7,858,774)	(1.17)
Unvested balance upon IPO	—	—	—	—

Restricted Stock Awards

In accordance with the Reorganization, the Company substituted Alclear Holdings’ profit units with service vesting conditions with RSAs, which are subject to the same vesting terms as applied to Alclear’s profit units; each also maintained the same fair value immediately before and after the exchange of the award. As such, there was no additional compensation expense that was recorded as a result of the substitution of the awards.

The RSAs are subject to service-based vesting conditions and will vest on a specified date, provided the applicable service, generally three years, has been satisfied.

The Company determines the fair value of each RSA based on the grant date and records the expense over the vesting period or requisite service period.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity related to the RSAs associated with compensation arrangements during the three months ended March 31, 2022.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value	RSA - Alclear Units	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2022	1,429,883	$1.04	190,558	$1.29
Granted	—	—	—	—
Vested	(213,720)	(1.29)	—	—
Forfeited	(60,349)	(0.87)	—	—
Unvested balance as of March 31, 2022	1,155,814	$1.00	190,558	$1.29

Below is the compensation expense (credit) related to the RSAs:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of direct salaries and benefits	$2	$—
General and administrative	63	301
Research and development	44	47
Sales and marketing	1	(21)
Total	$110	$327

As of March 31, 2022, estimated unrecognized expense for RSAs that are probable of vesting was $297 with such expense to be recognized over a weighted-average period of approximately 0.4 years subsequent to March 31, 2022.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during the three months ended March 31, 2022:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2022	3,418,125	$23.56
Granted	1,312,449	24.66
Vested	—	—
Forfeited	(293,410)	(12.52)
Unvested balance as of March 31, 2022	4,437,164	$24.62

Below is the compensation expense recognized related to the RSUs:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of direct salaries and benefits	$91	$—
General and administrative	2,628	—
Research and development	3,697	—
Sales and marketing	48	—
Total	$6,464	$—
As of March 31, 2022, estimated unrecognized expense for RSUs that are probable of vesting was $68,703 with such expense to be recognized over a weighted-average period of approximately 1.2 years.
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
As of March 31, 2022, estimated unrecognized expense for Founder PSUs was $49,731 with such expense to be recognized over a weighted-average period of approximately 1.10 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	Three Months Ended
	March 31, 2022	March 31, 2021
RSAs	$110	$327
RSUs	6,464	—
Founder PSUs	6,485	—
Total	$13,059	$327

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of direct salaries and benefits	$94	$—
General and administrative	9,176	301
Research and development	3,741	47
Sales and marketing	48	(21)
Total	$13,059	$327

17. Earnings (Loss) per Share
As described in Note 1, on June 29, 2021, the Operating Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the Alclear Units, and (ii) exchange all of the then-existing membership interests of the original Alclear equity owners for Alclear Units.

Basic and diluted earnings per share of Class A Common Stock and Class B Common Stock is applicable only for periods after June 29, 2021, post the Reorganization, when the Company had outstanding shares of Class A Common Stock and Class B Common Stock.

Shares of the Company’s Class C Common Stock and Class D Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class C Common Stock and Class D Common Stock under the two-class method has not been presented. Each share of Class C Common Stock (together with a corresponding Alclear Unit) is exchangeable for one share of Class A Common Stock and each share of Class D Common Stock (together with a corresponding Alclear Unit) is exchangeable for one share of Class B Common Stock.

Shares classified as treasury stock within the condensed consolidated balance sheets are excluded from the calculation of earnings (loss) per share. Additionally, the Company assumes the exercise for certain vested warrants exercisable for little to no consideration in the calculation of basic earnings per share.

Below is the calculation of basic and diluted net loss per share:

	Three Months Ended March 31, 2022
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(10,189)	$(138)
Weighted-average number of shares outstanding, basic	76,672,530	1,042,234
Net loss per common share, basic:	$(0.13)	$(0.13)

Diluted:
Net loss attributable to Clear Secure, Inc.	$(10,189)	$(138)
Weighted-average number of shares outstanding, basic	76,672,530	1,042,234
Effect of dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	76,672,530	1,042,234
Net loss per common share, diluted:	$(0.13)	$(0.13)

Due to the net loss for the periods presented, the following potential shares of common stock were determined to be anti-dilutive and were therefore excluded from the weighted-average share count in the computation of net loss per common share.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended March 31, 2022
	Class A	Class B
Exchangeable Alclear Units	43,580,905	26,705,315
Dilutive RSA’s	1,346,372	—
Dilutive RSU’s	2,915,337	—
Total	47,842,614	26,705,315

The Company has excluded certain potentially dilutive shares from the table above as they had performance conditions that were not achieved as of the end of the reporting period.
18. Income Taxes
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

The Company reported a tax provision of $302 on a pretax loss of $(18,492) for the three months ended March 31, 2022 as compared to $6 on pretax loss of $(13,122) for the three months ended March 31, 2021. This resulted in an effective tax rate of (1.63)% for the three months ended March 31, 2022 as compared to (0.04)% percent for the three months ended March 31, 2021. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and it allocating its taxable results to its non-controlling members, (2) movement in valuation allowance and (3) the impact of state and foreign taxes.
The Company did not have significant unrecognized tax benefits and interest and penalties as of March 31, 2022. The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2018 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2016 and forward.
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

During the three months ended March 31, 2022, the Company acquired 1,025,318 Alclear Units from certain stock holders. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has not recognized the TRA liability, as it is not probable that the TRA payments would be paid based on the Company’s historical loss position and would not be payable until the Company realizes tax benefit.
19. Commitments and Contingencies
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
Commitments other than leases
The Company is subject to minimum spend commitments of $13,191 over the next two years under certain service arrangements.

The Company has commitments for future marketing expenditures to sports stadiums of $3,054 through 2026. For the three months ended March 31, 2022 and 2021, marketing expenses related to sports stadiums were approximately $905 and $—, respectively.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of March 31, 2022:

2022	$13,036
2023	14,742
2024	8,150
2025	3,408
2026	457
Thereafter	—
Total	$39,793
Refer to Note 8 for the Company’s lease commitments.
20. Related-Party Transactions
As of March 31, 2022, and December 31, 2021, the Company had total payables to certain related parties of $2,828 and $1,180, respectively.
For the three months ended March 31, 2022 and 2021, the Company recorded $2,054 and $1,694, respectively, in cost of revenue share fee within the condensed consolidated statements of operations, in connection with certain related parties.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Refer to Note 18 for information regarding the TRA liability.
21. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the three months ended March 31, 2022 and 2021, the Company recorded expense of $745 and $405, respectively, within the condensed consolidated statements of operations.
22. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The line of credit has not been drawn against as of March 31, 2022. Prepaid loan fees related to this facility are presented within Other assets with the current portion being presented within prepaid and other current assets and will be amortized over the term of the credit agreement. As of March 31, 2022, the balance of these loan fees was $673.
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
In addition, the credit agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. As of March 31, 2022, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
23. Subsequent Events
Subsequent to March 31, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock for 50,000 shares of the Company’s Class A Common Stock.

On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100,000 of its Class A Common Stock. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

For purposes of this MD&A, the term “we” and other forms thereof refer to Clear Secure, Inc. and its subsidiaries (collectively, the “Company”), which includes Alclear Holdings, LLC (“Alclear”).
Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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
Overview
We are a member-centric secure identity platform operating under the brand name CLEAR. At CLEAR we know that you are always you—your biometric identity is foundational to helping enable frictionless everyday experiences, connecting you to all the things that make you, YOU, and transforming the way you live, work and travel. Members enroll in CLEAR to create an unbreakable link between their identity and biometrics (e.g., eyes, face and fingerprints). CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide; the flagship CLEAR App including Home to Gate and Health Pass; and Reserve powered by CLEAR, our virtual queuing technology that enables customers to manage lines. CLEAR also has software development kits, (“SDK”) and application programming interface (“API”) capabilities to enable our partners to seamlessly integrate directly into our platform to enable better, faster and more frictionless experiences for our partners' customers. Use cases enabled by SDKs and APIs include identity validation, identity verification, attribute validation such as age validation, vaccine status and payment, among others.
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
Impact of Coronavirus (COVID-19) Pandemic
As the impact of the COVID-19 pandemic subsides and the demand for our services increases, we expect our expenses to increase, in some cases significantly, in comparison to the first quarter of 2021 and the 2020 fiscal year when we had lower staffing needs and proactively reduced our operating expenses. These increased expenses will include higher cost of direct salaries and benefits driven by field labor, sales and marketing, research and development costs, and general and administrative (including costs associated with being a public company and increased equity-based compensation expense). Due to the nature of our revenue recognition policy (e.g., CLEAR Plus revenues are recognized over the life of a subscription, which is typically 12 months), our reported revenues are expected to lag behind Total Bookings. We may incur net losses and negative adjusted EBITDA in the long term if we are required to increase expenses to support our growth. See “Risk Factors—Risks Related to Our Financial Performance” in our Annual Report on Form-10K.

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

The Reorganization Transactions were accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognized the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Alclear. The Company consolidates Alclear on its consolidated financial statements and records a non-controlling interest, related to the Alclear non-voting common units (“Alclear Units”) held by our Founders and pre-IPO members, on its consolidated balance sheets and statement of operations. See Note 1 in our condensed consolidated financial statements for a more detailed discussion of the Reorganization Transactions.
Taxation and Expenses
After the consummation of our IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Alclear and will be taxed at the prevailing corporate tax rates. Alclear, is treated as flow-through entities for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in the Annual Report on Form 10-K do not include any material provisions for U.S. federal income tax for the periods prior to our IPO.
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

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, varies depending upon a number of factors, including the timing of exchanges by or purchases from the Alclear Members, the price of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. During the three months ended March 31, 2022, the Company recognized certain exchanges. As of March 31, 2022, the Company did not record a TRA liability as a result of these exchanges.
Acquisitions
During the year ended December 31, 2021, the Company made strategic acquisitions of Whyline, Inc., our virtual queuing technology that enables customers to manage lines and certain assets of Atlas Certified, LLC., our automated solution to verify professional licenses and certification data across industries. Revenues and operating loss related to these acquisitions were insignificant to the condensed consolidated financial statements.

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

	Three months ended March 31,
	2022	2021	$ Change	% Change
Total Bookings (in millions)	$107.8	$62.1	$45.7	74%

Total Bookings increased by $45.7 million, or 74%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by the continued rebound in air travel and the launch of a new credit card partnership on July 1, 2021, resulting in higher new member enrollments and higher member retention rates.
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

	As of
	March 31, 2022	March 31, 2021	Change	% Change
Total Cumulative Enrollments (in thousands)	11,819	5,562	6,257	112%
Total Cumulative Enrollments were 11,819 as of March 31, 2022 and 5,562 as of March 31, 2021, which represented a 112% increase. The year over year growth was driven by continued strength in air travel and platform (mobile) enrollments.
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

	As of
	March 31, 2022	March 31, 2021	Change	% Change
Total Cumulative Platform Uses (in thousands)	95,283	60,792	34,491	57%

Total Cumulative Platform Uses was 95,283 as of March 31, 2022 and 60,792 as of March 31, 2021, which represented a 57% increase, driven by CLEAR Plus verifications in connection with a rebound in air travel, and continuing use of Health Pass and Digital Vaccine Pass at large events and return to work for enterprise partners.
Annual CLEAR Plus Net Member Retention
We define Annual CLEAR Plus Net Member Retention as one minus the CLEAR Plus net member churn on a rolling 12 month basis. We define “CLEAR Plus net member churn” as total cancellations net of winbacks in the trailing 12 month period divided by the average active CLEAR Plus members as of the beginning of each month within the same 12 month period. Winbacks are defined as reactivated members who have been cancelled for at least 60 days. Active CLEAR Plus members are defined as members who have completed enrollment with CLEAR and have ever activated a payment method for our in-airport CLEAR Plus service, including their registered family plan members. Active CLEAR Plus members also include those in a grace period of up to 45 days after a billing failure during which time we attempt to collect updated payment information. Management views this metric as an important tool to analyze the level of engagement of our member base, which can be a leading indicator of future growth and revenue, as well as an indicator of customer satisfaction and long term business economics.

	As of
	March 31, 2022	March 31, 2021	Change
Annual CLEAR Plus Net Member Retention	95.3%	77.2%	18.1%
Annual CLEAR Plus Net Member Retention was 95.3% as of March 31, 2022 and 77.2% as of March 31, 2021, a year-over year increase of 1,810 basis points. The performance was driven by strength in gross renewals and winbacks of previously cancelled members.

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

Adjusted Net Income (Loss) Per Common Share

We compute Adjusted Net Income (Loss) Per Common Share, Basic as Adjusted Net Income (Loss) divided by Adjusted Weighted-Average Shares Outstanding for our Class A Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock assuming the exchange of all vested and outstanding common units in Alclear at the end of each period presented. We do not present Adjusted Net Income (Loss) per Common Share for shares of our Class B Common Stock although they are participating securities based on the assumed conversion of those shares to our Class A Common Stock. We do not present Adjusted Net Income (Loss) per Common Share on a dilutive basis for periods where we have Adjusted Net Loss since we do not assume the conversion of any potentially dilutive equity instruments as the result would be antidilutive. In periods where we have Adjusted Net Income, the Company also calculates Adjusted Net Income (Loss) Per Common Share, Diluted based on the effect of potentially dilutive equity instruments for the periods presented using the treasury stock/if-converted method, as applicable. Adjusted Net Income (Loss) per Common Share is only applicable for periods after June 29, 2021, post the Reorganization Transactions and IPO.

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

See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net income (loss) to Adjusted EBITDA (Loss):

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Net loss	$(18,794)	$(13,128)
Income taxes	302	6
Interest (income) expense, net	(7)	71
Other (income) expense, net	268	—
Depreciation and amortization	4,384	2,538
Equity-based compensation expense	13,129	1,319
Warrant liabilities	—	1,893
Adjusted EBITDA (Loss)	$(718)	$(7,301)
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Net loss attributable to Clear Secure, Inc.	$(10,327)	$—
Reallocation of net loss attributable to non-controlling interests	(8,467)	—
Net loss per above	(18,794)	(13,128)
Equity-based compensation expense	13,129	608
Amortization of acquired intangibles	869	—
Income tax (expense) benefit	(203)	—
Adjusted Net Loss	$(4,999)	$(12,520)

As stated above, due to the Company incurring a net loss for the periods presented, the Company has not calculated Adjusted Weighted-Average Shares Outstanding, Dilutive.

Calculation of Adjusted Weighted-Average Shares Outstanding

	As of March 31, 2022	As of March 31, 2021

Weighted-average number of shares outstanding, basic for Class A Common Stock	76,672,530	—
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	1,042,234	—
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	44,000,927	—
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	26,705,415	—
Assumed weighted-average conversion of vested and outstanding warrants	162,957	—
Adjusted Weighted-Average Number of Shares Outstanding, Basic	148,584,063	—

Calculation of Adjusted Net Income (Loss) Per Common Share, Basic

Three Months Ended March 31, 2022
Adjusted net loss	(4,999)
Adjusted weighted-average number of shares outstanding, basic	148,584,063
Adjusted net loss per common share, basic	$(0.03)

Reconciliation of Net cash provided by (used in) operating activities to Free Cash Flow:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Net cash provided by (used in) operating activities	$24,932	$(335)
Purchases of property and equipment	(5,533)	(8,794)
Share repurchases over fair value	—	712
Free Cash Flow	$19,399	$(8,417)
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
Cost of Revenue Share Fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s members with the host airports and airlines (“Revenue Share”). The Revenue Share fee is generally prepaid to the host airport in the period collected from the member. The Revenue Share fee is capitalized and subsequently amortized to operating expense over each member’s subscription period, as the payments are refundable on a pro rata basis. Such prepayments are recorded in “Prepaid Revenue Share fee” in the Company’s condensed consolidated balance sheets. Cost of Revenue Share also includes a fixed fee component which is expensed in the period incurred and certain overhead related expenses paid to the airports in relation to our Revenue Share arrangements.
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

Comparison of the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change
Revenue	$90.5	$50.6	$39.9	79%
Operating expenses:
Cost of revenue share fee	$12.1	$7.8	$4.3	55%
Cost of direct salaries and benefits	$23.0	$12.1	$10.9	90%
Research and development	$15.5	$9.0	$6.5	72%
Sales and marketing	$7.8	$5.0	$2.8	56%
General and administrative	$45.9	$27.2	$18.7	69%
Depreciation and amortization	$4.4	$2.5	$1.9	76%
Operating loss	$(18.2)	$(13.0)	$(5.2)	40%
Other income (expense)
Interest income (expense), net	$—	$(0.1)	$0.1	N/A
Other income (expense), net	$(0.3)	$—	$(0.3)	N/A
Income (loss) before tax	$(18.5)	$(13.1)	$(5.4)	41%
Income tax benefit (expense)	$(0.3)	$—	$(0.3)	N/A
Net income (loss)	$(18.8)	$(13.1)	$(5.7)	44%
Information about our operating expenses for the three and three months ended March 31, 2022 and 2021 is set forth below.

Revenue

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Revenue	$90.5	$50.6	$39.9	79%

Revenue increased by $39.9 million, or 79%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a 73% increase in the number of average CLEAR Plus members, a 3% increase in average revenue per CLEAR Plus member, and a 1,810 bps increase in Annual CLEAR Plus Net Member Retention in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Approximately 30% and 27% of paying CLEAR Plus members in the three months ended March 31, 2022 and 2021, respectively, were on a family plan.
Cost of revenue share fee

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Cost of Revenue Share Fee	$12.1	$7.8	$4.3	55%

Cost of revenue share fee increased by $4.3 million, or 55%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change was driven by an increase of $.8 million due to a 37% increase in fixed airport fees, and $3.5 million due to a 64% increase in per member fees.
Cost of direct salaries and benefits

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Cost of direct salaries and benefits	$23.0	$12.1	$10.9	90%

Cost of direct salaries and benefits expenses increased by $10.9 million, or 90%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change was primarily due to growth in employee compensation costs of $10.3 million caused by the increasing travel volumes leading to a higher staffing needs and a depressed comparison.

Research and development

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Research and development	$15.5	$9.0	$6.5	72%

Research and development expenses increased by $6.5 million, or 72%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change was primarily due to an increase of $6.9 million of employee-related expenses, including equity-based compensation, including recent acquisitions and partially offset by a decrease of $0.7 million for professional fees.

Sales and marketing

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Sales and marketing	$7.8	$5.0	$2.8	56%

Sales and marketing expenses increased by $2.8 million, or 56%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change was driven by an increase ambassador commission expense due to higher new member enrollments and a $0.7 million increase largely driven by employee-related expenses, including equity based compensation, partially offset by a $1.0 million decrease in discretionary marketing expense
General and administrative

	Three Months ended March 31,
	2022	2021	$ Change	% Change
General and administrative	$45.9	$27.2	$18.7	69%
General and administrative expenses increased by $18.7 million, or 69%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by a net increase in equity-based compensation costs of $7.9 million, which was offset by a reduction in the mark to market of warrant liabilities of $1.9 million. Additionally, salaries and benefits increased by $5.2 million and public company expenses as a result of the IPO increased by $1.4 million.

Non-operating income (expense)

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Interest Income (expense), net	$—	$(0.1)	$0.1	N/A

Interest income, net increased by $0.1 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by higher interest income, partially offset by higher amortization of discounts on our marketable securities.

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Other income	$—	$—	$—	N/A
Other expense	$(0.3)	$—	$(0.3)	N/A
Other income (expense), net	$(0.3)	$—	$(0.3)	N/A
Other income (expense), net increased by $0.3 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the impairment of long-lived assets during the current year.

Income tax expense

	Three Months ended March 31,
	2022	2021	$ Change	% Change
Income tax expense	$(0.3)	$—	$(0.3)	N/A

Income tax expense increased by $0.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, the movement in the valuation allowance and state and foreign taxes.
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of March 31, 2022, we had cash and cash equivalents of $299.1 million and marketable securities of $334.4 million.
Historically, our principal uses of cash have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations that enhance our strategic positioning. We plan to finance our operations and capital expenses largely through cash generated from the proceeds of our IPO and operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including known commitments and contingencies as discussed below. Future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure. We have planned capital expenditures related to the build out of our new office space of approximately $16.5 million in the next 12 to 24 months. We are still early in this process and engaging vendors for the project, and as is the case with any large-scale construction project, the timing and amounts of these expenditures are therefore subject to uncertainty.
As a result of the COVID-19 pandemic, our operations have been, and we expect they will continue to be, adversely impacted by government mandated regulations, and the social distancing practices and health concerns of our guests and employees. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the cumulative and ultimate impact of the COVID-19 pandemic on our future business, results of operations and financial condition. See “Risk Factors—Risk Related to Our Business, Brand and Operations—The COVID-19 pandemic has impacted, and may continue to impact, our business, results of operations and financial condition” in our Annual Report on Form 10-K.
Credit Agreement

On March 31, 2020, we entered into a credit agreement (the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally will bear interest between 1.5% and 2.5% per year and will also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million. As of March 31, 2022, we had not drawn on the revolving credit facility and did not have outstanding borrowings under the Credit Agreement.
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
At March 31, 2022, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.

Cash Flow
The following summarizes our cash flows for the three months ended March 31, 2022 and March 31, 2021 (in millions):

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash provided by (used in) operating activities	$24.9	($0.3)	$25.2
Net cash used in investing activities	($5.6)	($8.9)	$3.3
Net cash provided by (used in) financing activities	$—	$68.8	($68.8)
Net increase in cash, cash equivalents, and restricted cash	$19.3	$59.6	($40.3)
Cash, cash equivalents, and restricted cash, beginning of year	$309.1	$139.1	$170.0
Cash, cash equivalents, and restricted cash, end of period	$328.4	$198.7	$129.7
Cash flows from operating activities
For the three months ended March 31, 2022, net cash provided by operating activities was $24.9 million compared to net cash used in operating activities of $0.3 million for the three months ended March 31, 2021, an increase of $25.2 million due to favorable changes in working capital of $16.7 million primarily related to prepaid and other current assets, accrued liabilities and deferred revenue. Additionally, there was an increase in non-cash adjustments to net loss of $14.2 million. These increases were offset by an increase in net loss of $5.7 million.
Cash flows from investing activities
For the three months ended March 31, 2022, net cash used in investing activities was $5.6 million compared to $8.9 million for the three months ended March 31, 2021, a decrease of $3.3 million primarily due to a a decrease of $3.3 million relating to the purchase of property and equipment.
Cash flows from financing activities
For the three months ended March 31, 2022, net cash used in financing activities was $— million compared to net cash provided by financing activities of $68.8 million for the three months ended March 31, 2021, a decrease of $68.8 million. The decrease was primarily due to a decrease of $80.3 million in the proceeds from the issuance of members’ units offset by a decrease in amounts used to repurchase member’s deficit of $11.7 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of March 31, 2022, we had future minimum payments of $33.4 million, with $3.5 million due in 2022. See Note 8 within the condensed consolidated financial statements for information related to our lease obligations.
On November 4, 2021, the Company entered into a lease of an office building to house the Company’s corporate headquarters. The Lease Agreement provides for a commencement on the later of October 1, 2022 or the date on which the Landlord delivers possession of the premises with certain agreed upon improvements to be made by the Landlord completed. The term of the Lease Agreement is fifteen years after the date that rent obligations begin, with an option to renew for one 5-year or 10-year period at Fair Market Value (as defined in the Lease Agreement) by providing the Landlord with 18 months’ notice and certain other requirements. The aggregate undiscounted future minimum lease payments are approximately $177.5 million.

We enter into agreements with airports for access to floor and office space. As of March 31, 2022, we had future minimum payments of $39.8 million, with $13.0 million due in 2022. See Note 19 within the condensed consolidated financial statements.
The Company has commitments for future marketing expenditures to sports stadiums of $3.1 million as of March 31, 2022.

The Company is subject to certain minimum spend commitments of approximately $13.2 million over the next two years under service arrangements.
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of March 31, 2022, the Company did not record a liability from the TRA.

Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions with respect to the the fair value of identifiable assets and liabilities acquired in a business combination, especially with respect to intangible assets. The initial fair values recorded are subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies within the condensed consolidated financial statements, for recently issued accounting pronouncements and their expected impact.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk and interest rate risk.
Interest Rate Risk

We had cash and cash equivalents of $299.1 million as of March 31, 2022. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, LIBOR or NYFRB rate, plus an applicable margin for specific interest periods. As of December 31, 2021, we had no outstanding borrowings under the revolving credit facility.

Investments

We had marketable securities totaling $334.4 million as of March 31, 2022. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to “available for sale” investment fair value of approximately $1.4 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business are transacted in the U.S. dollar, foreign currency translation risk was insignificant for the three months ended March 31, 2021.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

This Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K, the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 1,025,318 shares of Class A Common Stock and 4,506 shares of Class B Common Stock. The 4,506 shares of Class B Common Stock were ultimately converted to shares of Class A Common Stock per the terms of the Company’s Second Amended and Restated Certificate of Incorporation.

Use of IPO Proceeds

On July 2, 2021, we closed our IPO, in which the Company issued 15,180,000 shares of Class A common stock (which included 1,980,000 shares of Class A common stock as a result of the exercise of the underwriters’ over-allotment option, which was exercised on June 30, 2021). All shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-256851), which was declared effective by the SEC on June 29, 2021 (the “Registration Statement”).

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

Issuer Purchases of Equity Securities

As of March 31, 2022, we did not have a share repurchase program and no shares were repurchased during that period. The Company classifies forfeited unvested restricted stock awards as treasury stock within the condensed consolidated balance sheets.
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 16, 2022.

Date:	May 16, 2022	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chief Executive Officer

Date:	May 16, 2022	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer