Form 10-Q
period 2022-06-30
Clear Secure, Inc.
filed 2022-08-15
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40568
CLEAR SECURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2643981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
65 East 55th Street, 17th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)
(646) 723-1404
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	YOU	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of August 11, 2022:

Class A Common Stock par value $0.00001 per share	82,539,208
Class B Common Stock par value $0.00001 per share	1,042,234
Class C Common Stock par value $0.00001 per share	39,944,382
Class D Common Stock par value $0.00001 per share	26,459,821

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$339,736	$280,107
Accounts receivable	3,016	5,331
Marketable securities	333,933	335,228
Prepaid revenue share fee	13,031	10,272
Prepaid expenses and other current assets	12,869	22,140
Total current assets	702,585	653,078

Property and equipment, net	52,837	44,522
Right of use asset, net	23,890	—
Intangible assets, net	23,655	22,933
Goodwill	58,381	59,792
Restricted cash	29,307	29,019
Other assets	3,221	3,406
Total assets	$893,876	$812,750

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,556	$8,808
Accrued liabilities	95,438	67,220
Deferred revenue	225,986	188,563
Total current liabilities	331,980	264,591
Other long term liabilities	30,328	8,691
Total liabilities	362,308	273,282

Commitments and contingencies (Note 19)

Class A common stock, $0.00001 par value- 1,000,000,000 shares authorized; 81,618,747 shares issued and 81,233,719 shares outstanding as of June 30, 2022	1	1
Class B common stock, $0.00001 par value—100,000,000 shares authorized; 1,042,234 shares issued and outstanding as of June 30, 2022	—	—
Class C common stock, $0.00001 par value—200,000,000 shares authorized; 40,430,682 shares issued and outstanding as of June 30, 2022	—	—
Class D common stock, $0.00001 par value—100,000,000 shares authorized; 26,705,315 shares issued and outstanding as of June 30, 2022	—	—
Accumulated other comprehensive loss	(1,095)	(103)
Treasury stock at cost, 385,028 shares as of June 30, 2022	—	—
Accumulated deficit	(53,638)	(36,130)
Additional paid-in capital	344,922	313,845
Total stockholders’ equity attributable to Clear Secure, Inc.	290,190	277,613
Non-controlling interest	241,378	261,855
Total stockholders’ equity	531,568	539,468
Total liabilities and stockholders’ equity	$893,876	$812,750

See notes to condensed consolidated financial statements

12313CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$102,723	$55,178	$193,262	$105,736

Operating expenses:
Cost of revenue share fee	12,313	8,300	24,455	16,069
Cost of direct salaries and benefits	25,313	15,836	48,293	27,985
Research and development	14,333	10,941	29,845	19,946
Sales and marketing	11,365	10,901	19,191	15,857
General and administrative	48,193	44,282	94,119	71,474
Depreciation and amortization	4,328	2,664	8,712	5,202
Operating loss	(13,122)	(37,746)	(31,353)	(50,797)

Other income (expense):
Interest income (expense), net	187	(142)	194	(213)
Other income (expense), net	465	—	197	—
Loss before tax	(12,470)	(37,888)	(30,962)	(51,010)
Income tax benefit (expense)	147	(211)	(155)	(217)
Net loss	(12,323)	(38,099)	(31,117)	(51,227)
Less: net loss attributable to non-controlling interests	(5,168)	(36,095)	(13,635)	(49,223)
Net loss attributable to Clear Secure, Inc.	$(7,155)	$(2,004)	$(17,482)	$(2,004)

Net loss per share of Class A Common Stock and Class B Common Stock (Note 17)
Net loss per common share basic and diluted, Class A	$(0.09)	$(0.03)	$(0.23)	$(0.03)
Net loss per common share basic and diluted, Class B	$(0.09)	$(0.03)	$(0.23)	$(0.03)
Weighted-average shares of Class A Common Stock outstanding	79,420,204	57,371,788	78,053,957	57,371,788
Weighted-average shares of Class B Common Stock outstanding	1,042,234	1,042,234	1,042,234	1,042,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(12,323)	$(38,099)	$(31,117)	$(51,227)
Other comprehensive loss
Foreign currency translation	$(74)	$3	$(124)	$3
Unrealized loss on fair value of marketable securities	$(709)	$3	$(1,751)	$28
Total other comprehensive loss	$(783)	$6	$(1,875)	$31
Comprehensive loss	$(13,106)	$(38,093)	$(32,992)	$(51,196)
Less: comprehensive loss attributable to non-controlling interests	$(5,529)	$(36,089)	$(14,517)	$(49,192)
Comprehensive loss attributable to Clear Secure, Inc.	$(7,577)	$(2,004)	$(18,475)	$(2,004)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

	Class A		Class B		Class C		Class D			Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-Controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital		Number of Shares	Amount
Balance, January 1, 2022	76,393,256	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$313,845	$(103)	223,069	$—	$(36,130)	$277,613	$261,855	539,468
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,327)	(10,327)	(8,467)	(18,794)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(570)	—	—	—	(570)	(521)	(1,091)
Equity-based compensation expense, net of forfeitures	(60,349)	—	—	—	—	—	—	—	7,365	—	60,349	—	—	7,365	5,694	13,059
Warrant expense	—	—	—	—	—	—	—	—	37	—	—	—	—	37	34	71
Exchange of shares	1,025,318	—	—	—	(1,020,812)	—	(4,506)	—	2,606	—	—	—	—	2,606	(2,606)	—
Exercise of warrants	1,207,931	—	—	—	—	—	—	—	3,070	—	—	—	—	3,070	(3,070)	—
IPO expenses	—	—	—	—	—	—	—	—	(156)	—	—	—	—	(156)	(141)	(297)
Balance, March 31, 2022	78,566,156	$1	1,042,234	$—	43,577,355	$—	26,705,315	$—	$326,767	$(673)	283,418	$—	$(46,457)	$279,638	$252,778	$532,416
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,155)	(7,155)	(5,168)	(12,323)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(422)	—	—	—	(422)	(361)	(783)
Equity-based compensation expense, net of forfeitures	(101,610)	—	—	—	—	—	—	—	7,105	—	101,610	—	—	7,105	5,150	12,255
Issuance of restricted stock units	7,528	—	—	—	—	—	—	—	27	—	—	—	—	27	(27)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(26)	(26)	(22)	(48)
Warrant expense	—	—	—	—	—	—	—	—	28	—	—	—	—	28	23	51
Exchange of shares	3,146,673	—	—	—	(3,146,673)	—	—	—	10,995	—	—	—	—	10,995	(10,995)	—
Balance, June 30, 2022	81,618,747	$1	1,042,234	$—	40,430,682	$—	26,705,315	$—	$344,922	$(1,095)	385,028	$—	$(53,638)	$290,190	$241,378	$531,568

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
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(31,117)	$(51,227)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation on property and equipment	7,079	5,191
Amortization on intangible assets	1,634	11
Noncash lease expense	1,457	—
Impairment of long-lived assets	313	—
Equity-based compensation	25,436	6,504
Warrant liabilities	—	12,796
Deferred income tax expense (benefit)	(21)	—
Amortization of revolver loan costs	397	—
Amortization, net on marketable securities	359	—
Changes in operating assets and liabilities:
Accounts receivable	2,315	(528)
Prepaid expenses and other assets	8,444	2,313
Prepaid revenue share fee	(2,759)	(1,443)
Accounts payable	1,533	(1,296)
Accrued and other long term liabilities	25,057	4,719
Deferred revenue	37,423	26,305
Operating lease liabilities	(1,695)	—
Deferred rent	—	(261)
Net cash provided by operating activities	75,855	3,084
Cash flows from investing activities:
Purchases of marketable securities	(341,072)	(63,973)
Sales of marketable securities	341,072	63,988
Purchases of property and equipment	(15,214)	(15,210)
Purchase of intangible assets	(257)	(263)
Net cash used in investing activities	(15,471)	(15,458)
Cash flows from financing activities:
Repurchase of members’ deficit	—	(11,744)
Distribution to members	(36)	(4,018)
Proceeds from issuance of members’ deficit, net of cost	—	80,277
Issuance of warrants	—	289
Proceeds from the exercise of warrants	—	2,575
Payment of issuance costs	(297)	(2,135)
Payment of revolver loan costs	—	(718)
Net cash (used in) provided by financing activities	(333)	64,526
Net increase in cash, cash equivalents, and restricted cash	60,051	52,152
Cash, cash equivalents, and restricted cash, beginning of period	309,126	139,082
Exchange rate effect on cash and cash equivalents, and restricted cash	(134)	—
Cash, cash equivalents, and restricted cash, end of period	$369,043	$191,234

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$339,736	$168,302
Restricted cash	29,307	22,932
Total cash, cash equivalents, and restricted cash	$369,043	$191,234
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

•All of Alclear’s outstanding equity interests (including Class A units, Class B units and profit units) were reclassified into Alclear non-voting common units (“Alclear Units”). The number of Alclear Units issued to each member of Alclear was determined based on a hypothetical liquidation of Alclear and the initial public offering price per share of the Company’s Class A Common Stock in the IPO. Certain members exchanged their Alclear Units for an equal number of Class A Common Stock.

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

On July 2, 2021, the Company completed the IPO of its Class A Common Stock. In the IPO, the Company sold an aggregate of 15,180,000 shares of Class A Common Stock, $0.00001 par value per share, at an offering price of $31 per share including as a result of the underwriters exercising their option to purchase up to 1,980,000 shares of Class A Common Stock. As a result, Clear Secure, Inc. received net proceeds from the IPO of approximately $445,875 after deducting underwriting discounts and commissions. As a result of the IPO, the Company contributed the net IPO proceeds to Alclear in exchange for 15,180,000 Alclear Units. For the six months ended June 30, 2022, and the year ended December 31, 2021, the Company incurred $297 and $9,038 of issuance related costs as a result of the IPO, respectively, that were recorded within additional paid in capital within the condensed consolidated balance sheets.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Additionally, other than disclosed below, there are no standards that are not yet effective that are expected to have a material impact on the Company’s condensed consolidated financial statements.
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 addresses inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts, in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption of the amendments is permitted and an entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company continues to evaluate the impact of this standard on its condensed consolidated financial statements.
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
As a result of the acquisitions, the Company recognized $1,391 of acquisition-related costs during the year ended December 31, 2021, which are recorded in general and administrative within the condensed consolidated statement of operations. Revenues and operating loss related to these acquisitions for the three months and six months ended June 30, 2022 were not material to the condensed consolidated financial statements. Refer below for additional details on the acquisitions.

Whyline, Inc.

On December 29, 2021, Alclear acquired 100% of Whyline, Inc., a provider of virtual queuing and appointment technology that the Company operates under the product name, Reserve powered by CLEAR.

The cash consideration of $67,500 was transferred upon closing, and there was an estimated contingent consideration of $100. The acquisition was accounted for as a business combination. In the Company’s preliminary allocation of the purchase consideration, $54,792 was initially recorded as goodwill, $16,601 as acquired intangible assets, $3,792 as net deferred tax liabilities and $99 as net operating assets on the condensed consolidated balance sheets. None of the goodwill recognized is expected to be deductible for tax purposes. During the three months ended March 31, 2022, and in accordance with the election described above, the Company recorded a $1,411 decrease to goodwill, a $2,100 increase to acquired intangible assets and a $689 increase to deferred tax liabilities. The Company did not record any such adjustments for the three months ended June 30, 2022. The accounting for the acquisition is not complete as the valuation for certain acquired assets and liabilities have not been finalized. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

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

The maximum settlement of the contingent consideration is $6,666, which is not subject to the satisfaction of service based criteria. For remuneration for post-combination services, there is a maximum settlement of $13,334 that is based on performance and service based criteria being met; portions of these amounts will automatically be forfeited if the employment of specified individuals terminates prior to the end of the Earn-Out period. To the extent probable, the post-combination remuneration amount is allocated evenly to the 2022 operating metrics and 2023 operating metrics targets. The Company has not recorded any compensation expense for three months and six months ended June 30, 2022 as the performance criteria is not probable.

The estimated fair value of the contingent consideration is determined using an option pricing model and is based upon available information and certain assumptions, known as of the reporting date, which management believes are reasonable. Any

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
differences in the actual contingent consideration liability compared to the fair value as of the previous reporting date will be recorded within general and administrative within the condensed consolidated statements of operations. The Company has not recorded any fair value adjustments on its contingent consideration for three months and six months ended June 30, 2022 as there was no change in assumptions.

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

The fair value of the purchase consideration was $9,000. The acquisition was accounted for as a business combination. In the Company’s preliminary allocation of the purchase consideration $5,000 was recorded as goodwill and $4,000 as acquired intangible assets on the condensed consolidated balance sheets. The goodwill recognized is expected to be deductible for tax purposes. During the three months and six months ended June 30, 2022 , there were no adjustments to the preliminary allocation. The accounting for the acquisition is not complete as the valuation for certain acquired assets and liabilities have not been finalized. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three and six months ended June 30, 2022 and 2021, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and six months ended June 30, 2022 and 2021, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as of June 30:

	2022	2021
Balance as of January 1	$188,563	$101,542
Deferral of revenue	227,462	131,895
Recognition of deferred revenue	(190,039)	(105,590)
Balance as of June 30	$225,986	$127,847

The Company has obligations for refunds and other similar items of $3,051 as of June 30, 2022. The Company does not have any material variable consideration.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	June 30, 2022	December 31, 2021
Prepaid software licenses	$6,087	$4,347
Coronavirus aid, relief, and economic security act retention credit	1,734	2,036
Prepaid insurance costs	182	2,845
Other current assets	4,866	12,912
Total	$12,869	$22,140

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. For the year ended December 31, 2020, the Company recorded a receivable of $2,036 related to submissions made under the CARES Act. During the three months ended June 30, 2022, the Company received partial payment on this receivable and expects to receive the remainder of the balance in the next twelve months.
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
The contractual maturities of investments classified as marketable securities are as follows:

	June 30, 2022	December 31, 2021
Due within 1 year	$292,095	$288,036
Total marketable securities	$292,095	$288,036

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$105,044	$—	$105,044
U.S. Treasuries	82,121	—	—	82,121
Corporate bonds	—	140,914	—	140,914
Total assets in the fair value hierarchy	82,121	245,958	—	328,079
Money market funds measured at NAV(a)	—	—	—	5,854
Total assets at fair value	$82,121	$245,958	$—	$333,933

Contingent consideration	—	—	(100)	(100)
Total liabilities at fair value	$—	$—	$(100)	$(100)

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$128,867	$—	$128,867
U.S. Treasuries	82,472	—	—	82,472
Corporate bonds	—	114,965	—	114,965
Total assets in the fair value hierarchy	82,472	243,832	—	326,304
Money market funds measured at NAV(a)	—	—	—	8,924
Total assets at fair value	$82,472	$243,832	$—	$335,228

Contingent consideration	—	—	$(100)	(100)
Total liabilities at fair value	$—	$—	$(100)	$(100)
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company had no continuous unrealized loss position from marketable securities as of June 30, 2022 that was a result of a credit deterioration.

The following table provides a summary of changes in fair value of the Company’s Level 3 warrant liabilities prior to the Reorganization. The Company has no outstanding warrant liabilities as of June 30, 2022.

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

Balance as of January 1, 2022	$(100)
Fair value adjustments	—
Balance as of June 30, 2022	$(100)
For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
7. Property and Equipment, net
Property and equipment as of June 30, 2022 and December 31, 2021 consist of the following:

	Depreciation period in years	June 30, 2022	December 31, 2021
Internally developed software	3 - 5	$47,827	$40,788
Acquired software	3	6,441	6,396
Equipment	5	27,261	26,322
Leasehold improvements	1-10	7,752	7,671
Furniture and fixtures	5	2,299	2,281
Construction in progress		9,511	2,239
Total property and equipment, cost		101,091	85,697
Less: accumulated depreciation		(48,254)	(41,175)
Total property and equipment, net		$52,837	$44,522
Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2022 and 2021 was $3,578 and $2,657, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2022 and 2021, was $7,079 and $5,191, respectively.
During the six months ended June 30, 2022, $7,039 was capitalized in connection with internally developed software. Amortization expense on internally developed software was $1,810 and $1,255 for the three months ended June 30, 2022 and

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
2021, respectively. Amortization expense on internally developed software was $3,472 and $2,385 for the six months ended June 30, 2022 and 2021, respectively.

During the three and six months ended June 30, 2022, the Company recognized impairment charges of $0 and $313, respectively, on certain long-lived assets within other income (expense), net in the condensed consolidated statements of operations. The Company did not record any such charges for the three and six months ended June 30, 2021.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of June 30, 2022 were $1,732 and $577, respectively, and $134 and $887 as of June 30, 2021, respectively.
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

The Company did not elect the practical expedient available under the transition guidance in ASC 842 to use hindsight in determining the lease term and in assessing impairment of the Company’s ROU assets.

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

The Company has an additional operating lease for real estate space to house the Company’s corporate headquarters. The lease agreement provides for a commencement on the later of October 1, 2022 or the date on which the landlord delivers possession of the premises with certain agreed upon completed improvements to be made by the landlord. The term of the lease is fifteen years after the date the rent obligations begin, with an option to renew for one 5-year period or 10-year period at Fair Market Value (as defined in the lease agreement) by providing the landlord with eighteen months’ notice and meeting certain other requirements. The aggregate undiscounted future minimum lease payments are approximately $177,400 beginning on April 1, 2023 and ending on April 1, 2038. The lease has not been recognized on the Company's condensed consolidated balance sheets. This operating lease is expected to commence in late 2022.

Below is a reconciliation of the amounts reported on the condensed consolidated balance sheets with respect to the Company’s operating leases:

June 30, 2022
2022	$2,299
2023	3,729
2024	4,402
2025	4,478
2026	4,478
Thereafter	12,868
Total future operating lease payments	32,254
Less: imputed interest	(4,815)
Lease liabilities, current	3,162
Lease liabilities, non-current	24,277
Total lease liabilities	$27,439

The weighted-average incremental borrowing rate applied to lease liabilities at the date of adoption was 4.3%. Additionally, the weighted-average remaining lease term as of June 30, 2022 was 7.4 years.

Total operating lease expense recognized on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 was $1,035 and $2,070, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2022 was $1,155 and $2,310, respectively.
9. Intangible Assets, net and Goodwill
See below for Intangible assets, net and Goodwill as of June 30, 2022 and December 31, 2021:

	Amortization Period in Years	June 30, 2022	December 31, 2021
Patents	20	$2,372	$2,115
Acquired intangibles	1-10	22,700	20,601
Other indefinite lived intangible assets		310	310
Total intangible assets, cost		25,382	23,026
Less: accumulated amortization		(1,727)	(93)
Intangible assets, net		$23,655	$22,933
Goodwill		$58,381	$59,792
Acquired intangibles, net as of June 30, 2022 and December 31, 2021 is comprised of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Amortization Period in Years	June 30, 2022	December 31, 2021
Technology	3	$4,300	$4,300
Customer relationships	11	$17,900	$15,801
Brand names	5	$500	$500
Total intangible assets, cost		$22,700	$20,601
Less: accumulated amortization		$(1,580)	$—
Total acquired intangibles, net		$21,120	$20,601

Amortization expense on intangible assets for the three months ended June 30, 2022 and 2021 was $739 and $7, respectively. Amortization expense on intangible assets was $1,634 and $11 for the six months ended June 30, 2022 and 2021, respectively. The Company did not recognize any impairment charges on intangible assets, net or goodwill for the periods presented.
10. Restricted Cash
As of June 30, 2022 and December 31, 2021, the Company maintained bank deposits of $13,307 and $6,938, respectively, which were pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under the revenue share agreements. Such amounts also include a letter of credit for the Company’s New York City corporate headquarters lease agreement entered into in 2021.
In addition, the Company also has a $16,000 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of June 30, 2022 and December 31, 2021.
11. Other Assets
Other assets consist of the following of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Security deposits	$257	$242
Loan fees	178	376
Certificates of deposit	459	459
Other long-term assets	2,327	2,329
Total	$3,221	$3,406
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$13,383	$18,133
Accrued partnership liabilities	67,166	33,442
Lease liability	3,162	—
Other accrued liabilities	11,727	15,645
Total	$95,438	$67,220
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to fund in the third quarter of 2022.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Other long term liabilities consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deferred tax liability	$4,459	$3,792
Lease liability	24,277	—
Other accrued liabilities	1,592	4,899
Total	$30,328	$8,691
13. Warrants

Historically, Alclear issued warrants for certain holders to purchase shares of Class B redeemable capital units. These warrants were generally subject to performance-based vesting criteria, such as criteria related to new customer enrollments and technological innovations. The Company recognizes the expense for which vesting is probable on a straight-line basis over the requisite service period of the warrants, which generally ranges from three months to six years. For warrants that vest upon issuance, the entire cost is expensed immediately.
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

The following warrants remained outstanding as of June 30, 2022:

	Classification	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Class A Common Stock	Equity awards	4,357,959	$0.01	0.49
Exercisable for Alclear Units	Equity awards	968,043	$0.01	2.21
During the three months ended June 30, 2022, the Company extended the term of certain warrants exercisable for Class A Common stock that were accounted for as equity awards for six months and concluded that the extension was a modification. As the performance of the award was not probable before or after modification, no amount was recorded related to the modification.

The outstanding warrants as of June 30, 2022 above exclude 108,611 warrants that were not considered probable to vest and expired as of June 30, 2022.

As of June 30, 2022, there were 4,357,959 outstanding warrants, of which 534,655 were vested warrants and exercisable for Class A Common Stock and 194,108 warrants were vested and exercisable for Alclear Units.

The balance of the outstanding warrants are subject to certain performance based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement. Based on the likelihood of achievement of the vesting criteria, as of June 30, 2022 the Company’s estimated unrecognized warrant expense is $271.
The Company recorded the following within general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Liability awards	$—	$10,903	$—	$12,796
Equity awards	$51	$1,643	$122	$1,922
Total	$51	$12,546	$122	$14,718

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
Prior to the Reorganization, during 2021, the Company repurchased 31,972 profit units for a total repurchase of $8,259. Since such repurchases were at amounts that exceeded the then fair value of the units, the Company recorded expense of $712 for the three and six months ended June 30, 2021 within the condensed consolidated statements of operations.

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
As part of the IPO, the Company issued an additional 15,180,000 shares of Class A Common Stock on July 2, 2021.
Treasury Stock
The Company's treasury stock consists of forfeited Restricted Stock Awards that are legally issued shares held by the Company, as well as any shares repurchased under the Company's share repurchase program, that can be utilized to settle equity-based compensation awards issued by the Company and is recorded at par value. These shares are excluded from the calculation of the non-controlling interest ownership percentage.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Alclear Units as of June 30, 2022:

	Alclear Units	Ownership Percentage
Alclear Units held by post-reorganization members	40,240,124	27.06%
Alclear Units held by Alclear Investments, LLC and Alclear Investments II, LLC	26,705,315	17.96%
Total	66,945,439	45.02%

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

During the six months ended June 30, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 4,171,991 shares of Class A Common Stock and 4,506 shares of Class B Common Stock. The 4,506 shares of Class B Common Stock were converted to shares of Class A Common Stock in connection with their sale, as required by the terms of the Company’s Second Amended and Restated Certificate of Incorporation.

The non-controlling interest ownership percentage declined from 48.33% as of December 31, 2021 to 45.02% as of June 30, 2022. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of certain warrants and exchanges described above.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity related to the RSAs associated with compensation arrangements during the six months ended June 30, 2022.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value	RSA - Alclear Units	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2022	1,429,883	$1.04	190,558	$1.29
Granted	—	—	—	—
Vested	(356,768)	(1.29)	—	—
Forfeited	(161,959)	(0.87)	—	—
Unvested balance as of June 30, 2022	911,156	$0.97	190,558	$1.29

Below is the compensation expense (credit) related to the RSAs:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of direct salaries and benefits	$2	$—	$4	$—
General and administrative	8	299	71	600
Research and development	38	61	81	108
Sales and marketing	—	(7)	1	(28)
Total	$48	$353	$157	$680

As of June 30, 2022, estimated unrecognized expense for RSAs that are probable of vesting was $161 with such expense to be recognized over a weighted-average period of approximately 0.3 years subsequent to June 30, 2022.
Restricted Stock Units

The RSUs granted under the 2021 Omnibus Incentive Plan in substitution of Alclear awards were subject to the same vesting terms as applied to the Alclear awards and maintained the same fair value immediately before and after the exchange of the award. The RSUs are subject to both service-based and, in some cases, business performance-based vesting conditions. RSUs will vest on a specified date, provided the applicable service (generally three years) and, if applicable, business performance condition, have been satisfied. The RSUs with performance conditions issued are also subject to long-term revenue and cash-basis earnings performance hurdles (the “Financial Targets”). The Company determines the fair value of each RSU based on the grant date and records the expense over the vesting period or requisite service period on a straight-line basis.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during the six months ended June 30, 2022:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2022	3,418,124	$23.56
Granted	1,645,587	25.36
Vested	(7,528)	(31.00)
Forfeited	(614,963)	(13.40)
Unvested balance as of June 30, 2022	4,441,220	$25.62

Below is the compensation expense recognized related to the RSUs:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of direct salaries and benefits	$41	$—	$133	$—
General and administrative	2,856	2,969	5,483	2,969
Research and development	2,653	707	6,351	707
Sales and marketing	99	85	147	85
Total	$5,649	$3,761	$12,114	$3,761
As of June 30, 2022, estimated unrecognized expense for RSUs that are probable of vesting was $59,755 with such expense to be recognized over a weighted-average period of approximately 1.1 years.
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
As of June 30, 2022, estimated unrecognized expense for Founder PSUs was $43,174 with such expense to be recognized over a weighted-average period of approximately 1.0 year.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
RSAs	$48	$353	$157	$680
RSUs	5,649	3,761	12,114	3,761
Founder PSUs	6,558	139	13,043	139
Total	$12,255	$4,253	$25,314	$4,580

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of direct salaries and benefits	$43	$—	$137
General and administrative	9,422	3,407	18,597	3,708
Research and development	2,691	768	6,432	815
Sales and marketing	99	78	148	57
Total	$12,255	$4,253	$25,314	$4,580

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

Below is the calculation of basic and diluted net loss per common share:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(7,061)	$(94)	$(1,969)	$(35)
Add: reallocation of net loss attributable to non-controlling interests from the assumed exercise of certain warrants	(9)	—	—	—
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	(7,070)	(94)	(1,969)	(35)
Weighted-average number of shares outstanding, basic	78,985,429	1,042,234	57,371,788	1,042,234
Add: weighted-average number of shares from the assumed exercise of certain warrants	434,775	—	—	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	79,420,204	1,042,234	57,371,788	1,042,234
Net loss per common share, basic:	$(0.09)	$(0.09)	$(0.03)	$(0.03)

Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(7,070)	$(94)	$(1,969)	$(35)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	79,420,204	1,042,234	57,371,788	1,042,234
Effect of dilutive shares	—	—	—	—
Weighted-average number of shares outstanding, diluted	79,420,204	1,042,234	57,371,788	1,042,234
Net loss per common share, diluted:	$(0.09)	$(0.09)	$(0.03)	$(0.03)

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(17,251)	$(231)	$(1,969)	$(35)
Add: reallocation of net loss attributable to non-controlling interests from the assumed exercise of certain warrants	(314)	(4)	—	—
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	(17,565)	(235)	(1,969)	(35)
Weighted-average number of shares outstanding, basic	77,815,348	1,042,234	57,371,788	1,042,234
Add: weighted-average number of shares from the assumed exercise of certain warrants	238,609	—	—	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	78,053,957	1,042,234	57,371,788	1,042,234
Net loss per common share, basic:	$(0.23)	$(0.23)	$(0.03)	$(0.03)
Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(17,565)	$(235)	$(1,969)	$(35)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	78,053,957	1,042,234	57,371,788	1,042,234
Effect of dilutive shares			—	—
Weighted-average number of shares outstanding, diluted	78,053,957	1,042,234	57,371,788	1,042,234
Net loss per common share, diluted:	$(0.23)	$(0.23)	$(0.03)	$(0.03)

Due to the net loss for the periods presented, the following potential shares of common stock were determined to be anti-dilutive and were therefore excluded from the weighted-average share count in the computation of net loss per common share.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three and Six Months Ended June 30, 2022		Three and Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Exchangeable Alclear Units	40,434,232	26,705,315	47,029,364	26,709,821
Dilutive RSA’s	1,101,714	—	2,069,544	1,953,803
Dilutive RSU’s	3,047,895	—	1,128,358	159,869
Total	44,583,841	26,705,315	50,227,266	28,823,493

The Company has excluded certain potentially dilutive shares from the table above as they had performance conditions that were not achieved as of the end of the periods above.
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

The Company reported a tax benefit of $147 on a pretax loss of $12,470 for the three months ended June 30, 2022 as compared to a tax provision of $211 on a pretax loss of $37,888 for the three months ended June 30, 2021. This resulted in an effective tax rate of 1.19% for the three months ended June 30, 2022 as compared to (0.56%) percent for the three months ended June 30, 2021. The Company reported a tax provision of $155 on a pretax loss of $30,962 for the six months ended June 30, 2022, as compared to a tax provision of $217 on a pretax loss of $51,010 for the six months ended June 30, 2021. This resulted in an effective tax rate of (0.50%) for the six months ended June 30, 2022 as compared to (0.43%) for the six months ended June 30, 2021. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) movement in valuation allowance, and (3) the impact of state and foreign taxes.
The Company did not have significant unrecognized tax benefits and interest and penalties as of June 30, 2022. The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2018 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2016 and forward.
Tax Receivable Agreement
As stated in Note 1, in connection with the IPO, the Company entered into the TRA, which generally provides for payment by the Company to the remaining members of Alclear of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Clear Secure, Inc. actually realizes or is deemed to realize as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by Alclear members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from the Alclear members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA. The Company will retain the benefit of the remaining 15% of these net cash savings.
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

During the six months ended June 30, 2022, the Company acquired 4,171,991 and Alclear Units from certain non-controlling interest holders. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has not recognized the TRA liability, as it is not probable that the TRA payments would be paid based on the Company’s historical loss position and would not be payable until the Company realizes tax benefit.
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
Commitments other than leases
The Company is subject to minimum spend commitments of $11,694 over the next two years under certain service arrangements.

The Company has commitments for future marketing expenditures to sports stadiums of $2,053 through 2026. For the three months ended June 30, 2022 and 2021, marketing expenses related to sports stadiums were approximately $1,075 and $1,153, respectively. For the six months ended June 30, 2022 and 2021, marketing expenses related to sports stadiums were approximately $1,980 and $1,153, respectively.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of June 30, 2022:

2022	$9,421
2023	15,370
2024	8,150
2025	3,408
2026	457
Thereafter	—
Total	$36,806
Refer to Note 8 for the Company’s lease commitments.
20. Related-Party Transactions

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
As of June 30, 2022, and December 31, 2021, the Company had total payables to certain related parties of $2,295 and $1,180, respectively.
For the three months ended June 30, 2022 and 2021, the Company recorded $1,531 and $1,192, respectively, in cost of revenue share fee within the condensed consolidated statements of operations, in connection with certain related parties. For the six months ended June 30, 2022 and 2021, the Company recorded $3,585 and $2,886, respectively.
Refer to Note 18 for information regarding the TRA liability.
21. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the three months ended June 30, 2022 and 2021, the Company recorded expense of $240 and $233, respectively, within the condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company recorded expense of $985 and $638, respectively, within the condensed consolidated statements of operations.
22. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The line of credit has not been drawn against as of June 30, 2022. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized with twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets. As of June 30, 2022, the balance of these loan fees was $563.
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
In addition, the credit agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. As of June 30, 2022, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
23. Subsequent Events

In July 2022, 534,655 warrants with performance-based vesting criteria, that were exercisable for Class A Common Stock expired. As these unvested warrants were not considered probable to vest, there was no material impact on the condensed consolidated financial statements.

In July 2022, the Company cancelled 515,974 outstanding warrants that were exercisable for Class A Common Stock. These warrants were not considered as probable to vest as of the settlement date.
Effective July 1, 2022, the Company amended the vesting schedule of existing time-based restricted stock units that cliff-vest after a three-year period to vest ratably over the same three-year period. This amendment did not impact the Company's condensed consolidated statements of operations for the six months ended June 30, 2022 and will not have a material impact on the Company’s financial statements going forward.
Subsequent to June 30, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 731,794 shares of Class A Common Stock.

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

Maintaining strong unit economics

Our business model is powered by network effects and has historically been characterized by efficient member acquisition and high member retention rates. This is evident by our approximately 18 times Lifetime Value relative to our

Customer Acquisition Cost for CLEAR Plus members who joined during 2021. The Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2021 is consistent with the average for prior periods. While we believe our unit economics will remain attractive, this is dependent on our ability to add new members efficiently and maintain our historically strong retention rates. As we grow our market penetration, the cost to acquire new members could increase and the experience we deliver to members could degrade, causing lower retention rates. For our definitions of “Lifetime Value” and “Customer Acquisition Cost” and information about how we calculate these metrics, see the section titled “—Our Member Acquisition and Retention Strategy” in our Annual Report on Form 10-K.
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
Impact of Coronavirus (COVID-19) Pandemic
As the impact of the COVID-19 pandemic subsides and the demand for our services increases, we expect our expenses to increase, in some cases significantly, in comparison to the second quarter of 2021 and the 2020 fiscal year when we had lower staffing needs and proactively reduced our operating expenses. These increased expenses will include higher cost of direct salaries and benefits driven by field labor, sales and marketing, research and development costs, and general and administrative (including costs associated with being a public company and increased equity-based compensation expense). Due to the nature of our revenue recognition policy (e.g., CLEAR Plus revenues are recognized over the life of a subscription, which is typically 12 months), our reported revenues are expected to lag behind Total Bookings. We may incur net losses and negative adjusted EBITDA in the long term if we are required to increase expenses to support our growth. See “Risk Factors—Risks Related to Our Financial Performance” in our Annual Report on Form-10K.
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
Taxation and Expenses
After the consummation of our IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Alclear and will be taxed at the prevailing corporate tax rates. Alclear, is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in the Annual Report on Form 10-K do not include any material provisions for U.S. federal income tax for the periods prior to our IPO.
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
Tax Receivable Agreement
In connection with the IPO we entered into the TRA with the Alclear Investments, LLC and Alclear Investments II, LLC (collectively, the “Alclear Members”) that provides for the payment by us to the Alclear Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the Alclear Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock (as each defined below), as applicable) for shares of our Class A Common Stock, $0.00001 par value per share (“Class A Common Stock”) or Class B Common Stock, $0.00001 par value per share (“Class B Common Stock”) as applicable, and purchases of Alclear Units and corresponding shares of Class C Common stock, par value $0.00001 per share (“Class C Common Stock”) or Class D Common Stock, $0.00001 par value per share (“Class D Common Stock” and, together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, collectively, “Common Stock”), as the case may be, from Alclear Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, varies depending upon a number of factors, including the timing of exchanges by or purchases from the Alclear Members, the price of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. During the six months ended June 30, 2022, the Company recognized certain exchanges. As of June 30, 2022, the Company did not record a TRA liability as a result of these exchanges.
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

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Total Bookings (in millions)	$122.9	$70.0	$52.9	76%	$230.7	$132.0	$98.7	75%

Total Bookings increased by $52.9 million, or 76%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by the continued rebound in air travel and continued strength of our partnership channels, leading to higher new member enrollments and retention rates.
Total Bookings increased by $98.7 million, or 75%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by the continued rebound in air travel and continued strength of our partnership channels, leading to higher new member enrollments and retention rates.
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

	As of
	June 30, 2022	June 30, 2021	Change	% Change
Total Cumulative Enrollments (in thousands)	13,097	6,322	6,775	107%
Total Cumulative Enrollments were 13,097 as of June 30, 2022 and 6,322 as of June 30, 2021, which represented a 107% increase. The year over year growth was driven by continued strength in air travel and platform (mobile) enrollments.
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

	As of
	June 30, 2022	June 30, 2021	Change	% Change
Total Cumulative Platform Uses (in thousands)	106,631	65,503	41,128	63%

Total Cumulative Platform Uses was 106,631 as of June 30, 2022 and 65,503 as of June 30, 2021, which represented a 63% increase, driven by CLEAR Plus verifications in connection with a rebound in air travel, and continuing use of Health Pass and Digital Vaccine Pass at large events and return to work for enterprise partners.
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

	As of
	June 30, 2022	June 30, 2021	Change
Annual CLEAR Plus Net Member Retention	94.3%	80.6%	13.7%
Annual CLEAR Plus Net Member Retention was 94.3% as of June 30, 2022 and 80.6% as of June 30, 2021, a year-over year increase of 1,370 basis points. The performance was driven by strength in gross renewals and winbacks of previously cancelled members.
Non-GAAP Financial Measures

In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Common Share, Diluted as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), net cash provided by (used in) operating activities or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our non-GAAP financial measures are expressed in thousands.

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

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities adjusted for purchases of property and equipment plus the value of share repurchases over fair value. With regards to our CLEAR Plus subscription service, we generally collect cash from our members upfront for annual subscriptions. As a result, when the business is growing, Free Cash Flow can be a real time indicator of the current trajectory of the business.

See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net income (loss) to Adjusted EBITDA (Loss):

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(12,323)	$(38,099)	$(31,117)	$(51,227)
Income tax expense (benefit)	(147)	211	155	217
Interest (income) expense, net	(187)	142	(194)	213
Other (income) expense, net	(465)	—	(197)	—
Depreciation and amortization	4,328	2,664	8,712	5,202
Equity-based compensation expense	12,307	5,897	25,436	7,216
Warrant liabilities	—	10,903	—	12,796
Adjusted EBITDA (Loss)	$3,513	$(18,282)	$2,795	$(25,583)
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss attributable to Clear Secure, Inc.	$(7,155)	$(2,004)	$(17,482)	$(2,004)
Reallocation of net loss attributable to non-controlling interests	(5,168)	(2,375)	(13,635)	(2,375)
Net loss per above	(12,323)	(4,379)	(31,117)	(4,379)
Equity-based compensation expense	12,307	3,913	25,436	3,913
Amortization of acquired intangibles	711	—	1,580	—
Income tax effect	(203)	—	(405)	—
Adjusted Net Income (Loss)	$492	$(466)	$(4,506)	$(466)

Calculation of Adjusted Weighted-Average Shares Outstanding Basic

	Three Months Ended
	June 30, 2022	June 30, 2021
Weighted-average number of shares outstanding, basic for Class A Common Stock	79,420,204	57,371,788
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	1,042,234	1,042,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	41,892,237	44,407,609
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	26,705,315	24,756,018
Assumed weighted-average conversion of vested and outstanding warrants	194,108	2,431,206
Adjusted Weighted-Average Number of Shares Outstanding, Basic	149,254,098	130,008,855

	Six Months Ended
	June 30, 2022	June 30, 2021
Weighted-average number of shares outstanding, basic for Class A Common Stock	78,053,957	57,371,788
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	1,042,234	1,042,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	42,940,757	44,407,609
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	26,705,365	24,756,018
Assumed weighted-average conversion of vested and outstanding warrants	178,619	2,431,206
Adjusted Weighted-Average Number of Shares Outstanding, Basic	148,920,932	130,008,855

Calculation of Adjusted Basic Net Income (Loss) Per Common Share

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted net income (loss)	492	(466)	(4,506)	(466)
Adjusted weighted-average number of shares outstanding, basic	149,254,098	130,008,855	148,920,932	130,008,855
Adjusted Net Income (Loss) per Common Share, Basic	$0.00	$0.00	$(0.03)	$0.00

Calculation of Adjusted Net Income (Loss) Per Common Share, Diluted

Three Months Ended
June 30, 2022
Adjusted net income	492
Adjusted weighted-average number of shares outstanding, basic	149,254,098
Weighted-average impact of unvested RSA’s	1,213,374
Weighted-average impact of unvested RSU’s	642,547
Total	151,110,019
Adjusted Net Income per Common Share, Diluted:	$0.00

As stated above, due to the Company incurring an adjusted net loss for certain periods presented, the Company has not calculated Adjusted Weighted-Average Shares Outstanding, Diluted for those periods as the result would be antidilutive.

Below is a summary of the Company’s Adjusted Net Income (Loss) per Share:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted net loss per common share, basic	$0.00	$0.00	$(0.03)	$0.00
Adjusted net income (loss) per common share, diluted	$0.00	$0.00	$(0.03)	$0.00

Reconciliation of Net cash provided by operating activities to Free Cash Flow:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$50,923	$3,419	$75,855	$3,084
Purchases of property and equipment	(9,681)	(6,416)	(15,214)	(15,210)
Share repurchases over fair value	—	—	—	712
Free Cash Flow	$41,242	$(2,997)	$60,641	$(11,414)
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
Cost of Revenue Share Fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s members with the host airports and airlines (“Revenue Share”). The Revenue Share fee is generally prepaid to the host airport in the period collected from the member. The Revenue Share fee is capitalized and subsequently amortized to operating expense over each member’s subscription period, as the payments are refundable on a pro rata basis. Such prepayments are recorded in “Prepaid Revenue Share fee” in the Company’s condensed consolidated balance sheets. Cost of Revenue Share Fee also includes a fixed fee component which is expensed in the period incurred and certain overhead related expenses paid to the airports in relation to our Revenue Share arrangements.
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
Comparison of the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$102.7	$55.2	$47.5	86%
Operating expenses:
Cost of revenue share fee	$12.3	$8.3	$4.0	48%
Cost of direct salaries and benefits	$25.3	$15.8	$9.5	60%
Research and development	$14.3	$10.9	$3.4	31%
Sales and marketing	$11.4	$10.9	$0.5	5%
General and administrative	$48.2	$44.3	$3.9	9%
Depreciation and amortization	$4.3	$2.7	$1.6	59%
Operating loss	$(13.1)	$(37.7)	$24.6	(65)%
Other income (expense)
Interest income (expense), net	$0.2	$(0.1)	$0.3	N/A
Other income (expense), net	$0.5	$—	$0.5	N/A
Income (loss) before tax	$(12.4)	$(37.8)	$25.4	(67)%
Income tax benefit (expense)	$0.1	$(0.2)	$0.3	N/A
Net income (loss)	$(12.3)	$(38.0)	$25.7	(68)%

	Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$193.3	$105.7	$87.6	83%
Operating expenses:
Cost of revenue share fee	$24.5	$16.1	$8.4	52%
Cost of direct salaries and benefits	$48.3	$28.0	$20.3	73%
Research and development	$29.8	$19.9	$9.9	50%
Sales and marketing	$19.2	$15.9	$3.3	21%
General and administrative	$94.1	$71.5	$22.6	32%
Depreciation and amortization	$8.7	$5.2	$3.5	67%
Operating loss	$(31.4)	$(50.9)	$19.5	(38)%
Other income (expense)
Interest income (expense), net	$0.2	$(0.2)	$0.4	N/A
Other income (expense), net	$0.2	$—	$0.2	N/A
Income (loss) before tax	$(31.0)	$(51.1)	$20.1	(39)%
Income tax benefit (expense)	$(0.2)	$(0.2)	$—	N/A
Net income (loss)	$(31.2)	$(51.3)	$20.1	(39)%
Information about our operating results for the three and six months ended June 30, 2022 and 2021 is set forth below.

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$102.7	$55.2	$47.5	86%	$193.3	$105.7	$87.6	83%

Revenue increased by $47.5 million, or 86%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an 85% increase in the number of average CLEAR Plus members and a 1,370 bps increase in Annual CLEAR Plus Net Member Retention. Approximately 30% and 28% of paying CLEAR Plus members in the three months ended June 30, 2022 and 2021, respectively, were on a family plan as of June 30, 2022.

Revenue increased by $87.6 million, or 83%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a 79% increase in the number of average CLEAR Plus members 1,370 bps increase in Annual CLEAR Plus Net Member Retention. Approximately 30% and 28% of paying CLEAR Plus members in the three months ended June 30, 2022 and 2021, respectively, were on a family plan as of June 30, 2022.
Cost of revenue share fee

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Cost of revenue share fee	$12.3	$8.3	$4.0	48%	$24.5	$16.1	$8.4	52%

Cost of revenue share fee increased by $4.0 million, or 48%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change was driven by an increase of $0.7 million due to a 26% increase in fixed airport fees and $3.3 million due to a 59% increase in per member fees, and partially offset by a $0.9 million non-recurring benefit.

Cost of revenue share fee increased by $8.4 million, or 52%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change was driven by an increase of $1.5 million due to a 31% increase in fixed airport fees and $6.9 million due to a 61% increase in per member fees, and partially offset by a $0.9 million non-recurring benefit.
Cost of direct salaries and benefits

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Cost of direct salaries and benefits	$25.3	$15.8	$9.5	60.1%	$48.3	$28.0	$20.3	73%
Cost of direct salaries and benefits expenses increased by $9.5 million, or 60%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change was primarily due to increased employee compensation costs of $8.9 million caused by increasing travel volumes leading to higher staffing needs.

Cost of direct salaries and benefits increased by $20.3 million, or 73%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change was primarily due to increased employee compensation costs of $19.3 million caused by increasing travel volumes leading to higher staffing needs.

Research and development

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Research and development	$14.3	$10.9	$3.4	31%	$29.8	$19.9	$9.9	50%
Research and development expenses increased by $3.4 million, or 31%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change was primarily due to an increase of $3.9 million of employee-related expenses, including equity-based compensation costs, partially offset by a decrease of $0.6 million for professional fees.

Research and development expenses increased by $9.9 million, or 50%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change was primarily due to an increase of $10.8 million of employee-related expenses, including equity-based compensation costs, partially offset by a decrease of $1.3 million for professional fees.

Sales and marketing

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Sales and marketing	$11.4	$10.9	$0.5	5%	$19.2	$15.9	$3.3	21%

Sales and marketing expenses increased by $0.5 million, or 5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change was driven primarily by increased ambassador commission expense of $3.6 million due to higher new member enrollments, partially offset by a $2.8 million decrease in discretionary marketing expenses and a $0.5 million decrease for professional fees.
Sales and marketing expenses increased by $3.3 million, or 21%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change was driven primarily by increased ambassador commission expense of $6.6 million due to higher new member enrollments and a $0.7 million increase for employee-related expenses, including equity-

based compensation costs, partially offset by a $3.8 million decrease in discretionary marketing expenses and a $0.5 million decrease in professional fees.
General and administrative

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
General and administrative	$48.2	$44.3	$3.9	9%	$94.1	$71.5	$22.6	32%

General and administrative expenses increased by $3.9 million, or 9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change was primarily driven by a $2.2 million increase for technology related costs and a $2.0 million increase in credit card fees related to higher enrollments. Additionally, employee-related expenses increased by $11.3 million, including equity-based compensation costs, offset by an decrease in non-employee equity-based compensation costs of $12.6 million, which included a reduction in the mark to market of warrant liabilities of $10.9 million.
General and administrative expenses increased by $22.6 million, or 32%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change was primarily driven by a $25.1 million increase in employee-related expenses, including equity-based compensation costs, offset by an decrease in non-employee equity-based compensation costs of $14.7 million, which included a reduction in the mark to market of warrant liabilities of $12.8 million. Additionally, technology costs increased by $4.6 million, credit card fees increased by $4.1 million related to higher enrollments, and insurance costs increased by $2.0 million. These increases were partially offset by a decrease in professional fees for $1.7 million.

Non-operating income (expense)

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Interest Income, net	$0.2	$(0.1)	$0.3	N/A	$0.2	$(0.2)	$0.4	N/A

Interest income, net increased by $0.3 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven by higher interest income on our marketable securities, partially offset by higher amortization of discounts on our marketable securities.
Interest income, net increased by $0.4 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was driven by higher interest income on marketable securities, partially offset by higher amortization of discounts on our marketable securities.

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Other income	$0.5	$—	$0.5	N/A	$0.5	$—	$0.5	N/A
Other expense	$—	$—	$—	N/A	$(0.3)	$—	$(0.3)	N/A
Other income (expense), net	$0.5	$—	$0.5	N/A	$0.2	$—	$0.2	N/A

Other income (expense), net increased by $0.5 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change was primarily driven by a non-recurring customer settlement for $0.5 million.

Other income (expense), net decreased by $0.2 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change was primarily driven by a non-recurring customer settlement for $0.5 million, partially offset by an impairment of long-lived assets during the current year.

Income tax benefit (expense)

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Income tax benefit (expense)	$0.1	$(0.2)	$0.3	N/A	$(0.2)	$(0.2)	$—	N/A

Income tax benefit increased by $0.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change was primarily due to the impact of state and foreign taxes.

There was no change in income tax benefit/(expense) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of June 30, 2022, we had cash and cash equivalents of $339.7 million and marketable securities of $333.9 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock. We plan to finance our operations and capital expenditures largely through cash generated from the proceeds of our IPO and operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including known commitments and contingencies as discussed below. Future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure. We have planned capital expenditures related to the build out of our new office space of approximately $16.5 million in the next 12 months. As is the case with any large-scale construction project, the timing and amounts of these expenditures are subject to uncertainty.
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100,000 of its Class A Common Stock. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. No shares have been repurchased to date during the period covered by this report.
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
Credit Agreement

On March 31, 2020, we entered into a credit agreement (the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally will bear interest between 1.5% and 2.5% per year and will also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million. As of June 30, 2022, we had not drawn on the revolving credit facility and did not have outstanding borrowings under the Credit Agreement.
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
At June 30, 2022, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.

Cash Flow
The following summarizes our cash flows for the six months ended June 30, 2022 and June 30, 2021 (in millions):

	Six Months Ended
	June 30, 2022	June 30, 2021	$ Change
Net cash provided by operating activities	$75.8	$3.1	$72.7
Net cash used in investing activities	($15.5)	($15.5)	$—
Net cash (used in) provided by financing activities	($0.3)	$64.6	($64.9)
Net increase in cash, cash equivalents, and restricted cash	$60.0	$52.2	$7.8
Cash, cash equivalents, and restricted cash, beginning of year	$309.1	$139.1	$170.0
Net exchange differences on cash, cash equivalents, and restricted cash	($0.1)	$—	($0.1)
Cash, cash equivalents, and restricted cash, end of period	$369.0	$191.3	$177.7
Cash flows from operating activities
For the six months ended June 30, 2022, net cash provided by operating activities was $75.8 million compared to net cash provided by operating activities of $3.1 million for the six months ended June 30, 2021, an increase of $72.7 million due to favorable changes in working capital of $40.5 million primarily related to prepaid and other current assets, accrued liabilities and deferred revenue. Additionally, there was a decrease in net loss of $20.1 million and an increase in non-cash adjustments to net loss of $12.1 million.
Cash flows from investing activities
For the six months ended June 30, 2022 and the six months ended June 30, 2021, net cash used in investing activities was flat at $15.5 million.
Cash flows from financing activities
For the six months ended June 30, 2022, net cash used in financing activities was $0.3 million compared to net cash provided by financing activities of $64.6 million for the six months ended June 30, 2021, a decrease of $64.9 million. The change was primarily due to a decrease of $80.3 million in the proceeds from the issuance of members’units offset by a decrease in amounts used to repurchase member’s deficit of $11.7 million and a decrease in distribution to members of $4.0 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of June 30, 2022, we had future minimum payments of $32.3 million, with $2.3 million due in 2022. See Note 8 within the condensed consolidated financial statements for information related to our lease obligations.
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

We enter into agreements with airports for access to floor and office space. As of June 30, 2022, we had future minimum payments of $36.8 million. See Note 19 within the condensed consolidated financial statements.
The Company has commitments for future marketing expenditures to sports stadiums of $2.1 million as of June 30, 2022.

The Company is subject to certain minimum spend commitments of approximately $11.7 million over the next two years under service arrangements.

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

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of June 30, 2022, the Company did not record a liability from the TRA.

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
Interest Rate Risk

We had cash and cash equivalents of $339.7 million as of June 30, 2022. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, LIBOR or NYFRB rate, plus an applicable margin for specific interest periods. As of June 30, 2022, we had no outstanding borrowings under the revolving credit facility.

Investments

We had marketable securities totaling $333.9 million as of June 30, 2022. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to “available for sale” investment fair value of approximately $1.6 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business are transacted in the U.S. dollar, foreign currency translation risk was insignificant for the three and six months ended June 30, 2022.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 3,146,673 shares of Class A Common Stock.

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

Issuer Purchases of Equity Securities
As of June 30, 2022, the Company has the ability repurchase up to $100 million of the Company’s Class A Common Stock under its repurchase program authorized by the Company's Board on May 13, 2022.
Under the authorization, shares of Class A Common Stock may be purchased on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. No shares have been repurchased to during the period covered by this report.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None

Item 6. Exhibits
The documents listed in the Index to Exhibits of this quarterly report on Form 10-Q are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein.

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Agreement (2022) for use with the Clear Secure. Inc. 2021 Omnibus Incentive Plan †
10.2	Form of Performance Restricted Stock Unit Agreement (2022) for use with the Clear Secure. Inc. 2021 Omnibus Incentive Plan †
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 15, 2022.

Date:	August 15, 2022	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chief Executive Officer

Date:	August 15, 2022	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer