Form 10-Q
period 2022-09-30
Clear Secure, Inc.
filed 2022-11-14
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of November 9, 2022:

Class A Common Stock par value $0.00001 per share	85,622,383
Class B Common Stock par value $0.00001 per share	942,234
Class C Common Stock par value $0.00001 per share	39,527,216
Class D Common Stock par value $0.00001 per share	26,337,514

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$329,077	$280,107
Accounts receivable	2,102	5,331
Marketable securities	342,310	335,228
Prepaid revenue share fee	16,010	10,272
Prepaid expenses and other current assets	16,985	22,140
Total current assets	706,484	653,078

Property and equipment, net	56,053	44,522
Right of use asset, net	18,006	—
Intangible assets, net	23,048	22,933
Goodwill	58,807	59,792
Restricted cash	29,333	29,019
Other assets	3,060	3,406
Total assets	$894,791	$812,750

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,793	$8,808
Accrued liabilities	76,062	67,220
Deferred revenue	255,729	188,563
Total current liabilities	340,584	264,591
Other long term liabilities	23,887	8,691
Total liabilities	364,471	273,282

Commitments and contingencies (Note 19)

Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 83,158,756 shares issued and 82,969,381 shares outstanding as of September 30, 2022	1	1
Class B common stock, $0.00001 par value - 100,000,000 shares authorized; 942,234 shares issued and outstanding as of September 30, 2022	—	—
Class C common stock, $0.00001 par value - 200,000,000 shares authorized; 39,875,682 shares issued and outstanding as of September 30, 2022	—	—
Class D common stock, $0.00001 par value - 100,000,000 shares authorized; 26,337,514 shares issued and outstanding as of September 30, 2022	—	—
Accumulated other comprehensive loss	(1,836)	(103)
Treasury stock at cost, 189,375 shares as of September 30, 2022	—	—
Accumulated deficit	(90,471)	(36,130)
Additional paid-in capital	383,974	313,845
Total stockholders’ equity attributable to Clear Secure, Inc.	291,668	277,613
Non-controlling interest	238,652	261,855
Total stockholders’ equity	530,320	539,468
Total liabilities and stockholders’ equity	$894,791	$812,750

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$115,919	$67,558	$309,181	$173,294

Operating expenses:
Cost of revenue share fee	14,743	9,926	39,198	25,995
Cost of direct salaries and benefits	26,918	18,128	75,211	46,113
Research and development	16,508	13,347	46,353	33,293
Sales and marketing	10,530	9,949	29,721	25,806
General and administrative	108,389	44,816	202,508	116,290
Depreciation and amortization	4,531	3,988	13,243	9,190
Operating loss	(65,700)	(32,596)	(97,053)	(83,393)

Other income (expense):
Interest income (expense), net	1,636	(120)	1,830	(333)
Other income (expense), net	(2,031)	(11)	(1,834)	(11)
Loss before tax	(66,095)	(32,727)	(97,057)	(83,737)
Income tax benefit (expense)	536	(60)	381	(277)
Net loss	(65,559)	(32,787)	(96,676)	(84,014)
Less: net loss attributable to non-controlling interests	(28,795)	(15,872)	(42,430)	(65,095)
Net loss attributable to Clear Secure, Inc.	$(36,764)	$(16,915)	$(54,246)	$(18,919)

Net loss per share of Class A Common Stock and Class B Common Stock (Note 17)
Net loss per common share basic and diluted, Class A	$(0.44)	$(0.23)	$(0.67)	$(0.26)
Net loss per common share basic and diluted, Class B	$(0.44)	$(0.23)	$(0.67)	$(0.26)
Weighted-average shares of Class A Common Stock outstanding	82,426,486	72,285,100	79,527,484	72,124,741
Weighted-average shares of Class B Common Stock outstanding	1,022,669	1,042,234	1,035,641	1,042,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(65,559)	$(32,787)	$(96,676)	$(84,014)
Other comprehensive loss
Foreign currency translation	$23	$15	$(101)	$18
Unrealized loss on fair value of marketable securities	$(1,359)	$(108)	$(3,110)	$(80)
Total other comprehensive loss	$(1,336)	$(93)	$(3,211)	$(62)
Comprehensive loss	$(66,895)	$(32,880)	$(99,887)	$(84,076)
Less: comprehensive loss attributable to non-controlling interests	$(29,390)	$(15,917)	$(43,907)	$(65,109)
Comprehensive loss attributable to Clear Secure, Inc.	$(37,505)	$(16,963)	$(55,980)	$(18,967)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

	Class A		Class B		Class C		Class D			Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-Controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital		Number of Shares	Amount
Balance, January 1, 2022	76,393,256	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$313,845	$(103)	223,069	$—	$(36,130)	$277,613	$261,855	539,468
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,327)	(10,327)	(8,467)	(18,794)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(570)	—	—	—	(570)	(521)	(1,091)
Equity-based compensation expense, net of forfeitures	(60,349)	—	—	—	—	—	—	—	7,365	—	60,349	—	—	7,365	5,694	13,059
Warrant expense	—	—	—	—	—	—	—	—	37	—	—	—	—	37	34	71
Exchange of shares	1,025,318	—	—	—	(1,020,812)	—	(4,506)	—	2,606	—	—	—	—	2,606	(2,606)	—
Exercise of warrants	1,207,931	—	—	—	—	—	—	—	3,070	—	—	—	—	3,070	(3,070)	—
IPO expenses	—	—	—	—	—	—	—	—	(156)	—	—	—	—	(156)	(141)	(297)
Balance, March 31, 2022	78,566,156	$1	1,042,234	$—	43,577,355	$—	26,705,315	$—	$326,767	$(673)	283,418	$—	$(46,457)	$279,638	$252,778	$532,416
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,155)	(7,155)	(5,168)	(12,323)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(422)	—	—	—	(422)	(361)	(783)
Equity-based compensation expense, net of forfeitures	(101,610)	—	—	—	—	—	—	—	7,105	—	101,610	—	—	7,105	5,150	12,255
Issuance of restricted stock units	7,528	—	—	—	—	—	—	—	27	—	—	—	—	27	(27)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)	(22)	(49)
Warrant expense	—	—	—	—	—	—	—	—	28	—	—	—	—	28	23	51
Exchange of shares	3,146,673	—	—	—	(3,146,673)	—	—	—	10,995	—	—	—	—	10,995	(10,995)	—
Balance, June 30, 2022	81,618,747	$1	1,042,234	$—	40,430,682	$—	26,705,315	$—	$344,922	$(1,095)	385,028	$—	$(53,639)	$290,189	$241,378	$531,567
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,764)	(36,764)	(28,795)	(65,559)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(741)	—	—	—	(741)	(595)	(1,336)
Equity-based compensation expense, net of forfeitures	(12,317)	—	—	—	—	—	—	—	9,310	—	12,317	—	—	9,310	4,923	14,233
Net share settlements of stock-based awards	207,970	—	—	—	—	—	—	—	(838)	—	(207,970)	—	—	(838)	(1,543)	(2,381)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(68)	(68)	(54)	(122)
Warrant expense	—	—	—	—	—	—	—	—	32,603	—	—	—	—	32,603	26,217	58,820
Repurchase and retirement of Class A Common Stock	(213,100)	—	—	—	—	—	—	—	(5,395)	—	—	—	—	(5,395)	493	(4,902)
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,237	—	—	—	—	1,237	(1,237)	—
Conversion of shares	100,000	—	(100,000)	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of shares	922,801	—	—	—	(555,000)	—	(367,801)	—	2,135	—	—	—	—	2,135	(2,135)	—
Balance, September 30, 2022	83,158,756	$1	942,234	$—	39,875,682	$—	26,337,514	$—	$383,974	$(1,836)	189,375	$—	$(90,471)	$291,668	$238,652	$530,320
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

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(96,676)	$(84,014)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation on property and equipment	10,792	9,179
Amortization on intangible assets	2,450	11
Noncash lease expense	2,245	—
Impairment of assets	1,217	—
Equity-based compensation	98,488	20,642
Warrant liabilities	—	12,796
Deferred income tax expense (benefit)	(593)	—
Amortization of revolver loan costs	598	558
Premium amortization and (discount accretion), net on marketable securities	(104)	—
Changes in operating assets and liabilities:
Accounts receivable	3,229	(3,009)
Prepaid expenses and other assets	3,138	(3,818)
Prepaid revenue share fee	(5,738)	(3,445)
Accounts payable	(771)	2,796
Accrued and other long term liabilities	6,434	28,615
Deferred revenue	67,166	58,047
Operating lease liabilities	(2,845)	—
Deferred rent	—	(381)
Net cash provided by operating activities	89,030	37,977
Cash flows from investing activities:
Purchases of marketable securities	(581,263)	(689,789)
Sales of marketable securities	572,784	392,066
Purchases of property and equipment	(23,073)	(22,042)
Purchase of intangible assets	(336)	(713)
Net cash used in investing activities	(31,888)	(320,478)
Cash flows from financing activities:
Repurchase of Class A Common Stock/members’ deficit	(4,902)	(11,744)
Distribution to members	(171)	(4,128)
Proceeds from issuance of members’ deficit, net of cost	—	80,277
Issuance of warrants	—	289
Payment of taxes on net settled stock-based awards	(2,381)	—
Proceeds from the exercise of warrants	—	2,575
IPO Proceeds, net of underwriter fees and payment of issuance costs	(297)	437,494
Payment of revolver loan costs	—	(718)
Net cash (used in) provided by financing activities	(7,751)	504,045
Net increase in cash, cash equivalents, and restricted cash	49,391	221,544
Cash, cash equivalents, and restricted cash, beginning of period	309,126	139,082
Exchange rate effect on cash and cash equivalents, and restricted cash	(107)	—
Cash, cash equivalents, and restricted cash, end of period	$358,410	$360,626

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$329,077	$337,791
Restricted cash	29,333	22,835
Total cash, cash equivalents, and restricted cash	$358,410	$360,626
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

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 46 airports; the flagship CLEAR App including Home to Gate and Health Pass; and Reserve powered by CLEAR, our virtual queuing technology that enables customers to manage lines. CLEAR also has software development kits (“SDK”), and application programming interface (“API”) capabilities to enable our partners to seamlessly integrate directly into our platform to enable better, faster and more frictionless experiences for our partners' customers. Use cases enabled by SDKs and APIs may include identity validation, identity verification, attribute validation such as age validation, vaccine status and payment, among others.
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

On July 2, 2021, the Company completed the IPO of its Class A Common Stock. In the IPO, the Company sold an aggregate of 15,180,000 shares of Class A Common Stock, $0.00001 par value per share, at an offering price of $31 per share including as a result of the underwriters exercising their option to purchase up to 1,980,000 shares of Class A Common Stock. As a result, Clear Secure, Inc. received net proceeds from the IPO of approximately $445,875 after deducting underwriting discounts and commissions. As a result of the IPO, the Company contributed the net IPO proceeds to Alclear in exchange for 15,180,000 Alclear Units. For the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company incurred $297 and $9,038 of issuance related costs as a result of the IPO, respectively, that were recorded within additional paid in capital within the condensed consolidated balance sheets.
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
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 addresses inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts, in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption of the amendments is permitted and an entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company does not anticipate a material impact of this standard on its condensed consolidated financial statements.
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
As a result of the acquisitions, the Company recognized $1,391 of acquisition-related costs during the year ended December 31, 2021, which are recorded in general and administrative within the condensed consolidated statement of operations. Revenues and operating loss related to these acquisitions for the three months and nine months ended September 30, 2022 were not material to the condensed consolidated financial statements. Refer below for additional details on the acquisitions.

Whyline, Inc.

On December 29, 2021, Alclear acquired 100% of Whyline, Inc., a provider of virtual queuing and appointment technology that the Company operates under the product name, Reserve powered by CLEAR.

The cash consideration of $67,500 was transferred upon closing, and there was an estimated contingent consideration of $100. The acquisition was accounted for as a business combination. In the Company’s preliminary allocation of the purchase consideration, $54,792 was initially recorded as goodwill, $16,601 as acquired intangible assets, $3,792 as net deferred tax liabilities and $99 as net operating assets on the condensed consolidated balance sheets. None of the goodwill recognized is expected to be deductible for tax purposes. During the three months ended March 31, 2022, and in accordance with the election described above, the Company recorded a $1,411 decrease to goodwill, a $2,100 increase to acquired intangible assets and a $689 increase to deferred tax liabilities. The Company did not record any such adjustments for the three months ended June 30, 2022. During the three months ended September 30, 2022, the Company recorded an increase of $427 to deferred tax liabilities and goodwill. Subsequently, the Company finalized the accounting for the acquisition within the measurement period.

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

The maximum settlement of the contingent consideration is $6,666, which is not subject to the satisfaction of service based criteria. For remuneration for post-combination services, there is a maximum settlement of $13,334 that is based on performance and service based criteria being met; portions of these amounts will automatically be forfeited if the employment of specified individuals terminates prior to the end of the Earn-Out period. To the extent probable, the post-combination remuneration amount is allocated evenly to the 2022 operating metrics and 2023 operating metrics targets. The Company has not recorded any compensation expense for three months and nine months ended September 30, 2022 as there was no material change in the original assumptions.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The estimated fair value of the contingent consideration is determined using an option pricing model and is based upon available information and certain assumptions, known as of the reporting date, which management believes are reasonable. Any differences in the actual contingent consideration liability compared to the fair value as of the previous reporting date will be recorded within general and administrative within the condensed consolidated statements of operations. The Company has not recorded any fair value adjustments on its contingent consideration for three months and nine months ended September 30, 2022 as there was no material change in the original assumptions.

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

The fair value of the purchase consideration was $9,000. The acquisition was accounted for as a business combination. In the Company’s allocation of the purchase consideration $5,000 was recorded as goodwill and $4,000 as acquired intangible assets on the condensed consolidated balance sheets. The goodwill recognized is expected to be deductible for tax purposes.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three and nine months ended September 30, 2022 and 2021, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and nine months ended September 30, 2022 and 2021, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance:

	2022	2021
Balance as of January 1	$188,563	$101,542
Deferral of revenue	372,313	131,895
Recognition of deferred revenue	(305,147)	(105,590)
Balance as of September 30	$255,729	$127,847

The Company has obligations for refunds and other similar items of $3,042 as of September 30, 2022. The Company does not have any material variable consideration.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	September 30, 2022	December 31, 2021
Prepaid software licenses	$8,231	$4,347
Coronavirus aid, relief, and economic security act retention credit	1,002	2,036
Prepaid insurance costs	3,594	2,845
Other current assets	4,158	12,912
Total	$16,985	$22,140

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. For the year ended December 31, 2020, the Company recorded a receivable of $2,036 related to submissions made under the CARES Act. During the nine months ended September 30, 2022, the Company received partial payment on this receivable and expects to receive the remainder of the balance in the next twelve months.
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
The contractual maturities of investments classified as marketable securities are as follows:

	September 30, 2022	December 31, 2021
Due within 1 year	$287,578	$288,036
Total marketable securities	$287,578	$288,036

	Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$74,006	$—	$74,006
U.S. Treasuries	100,390	—	—	100,390
Corporate bonds	—	165,586	—	165,586
Total assets in the fair value hierarchy	100,390	239,592	—	339,982
Money market funds measured at NAV(a)	—	—	—	2,328
Total assets at fair value	$100,390	$239,592	$—	$342,310

Contingent consideration	—	—	(100)	(100)
Total liabilities at fair value	$—	$—	$(100)	$(100)

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$128,867	$—	$128,867
U.S. Treasuries	82,472	—	—	82,472
Corporate bonds	—	114,965	—	114,965
Total assets in the fair value hierarchy	82,472	243,832	—	326,304
Money market funds measured at NAV(a)	—	—	—	8,924
Total assets at fair value	$82,472	$243,832	$—	$335,228

Contingent consideration	—	—	$(100)	(100)
Total liabilities at fair value	$—	$—	$(100)	$(100)
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company had no continuous unrealized loss position from marketable securities as of September 30, 2022 that was a result of a credit deterioration.

The following table provides a summary of changes in fair value of the Company’s Level 3 warrant liabilities prior to the Reorganization. The Company has no outstanding warrant liabilities as of September 30, 2022.

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

Balance as of January 1, 2022	$(100)
Fair value adjustments	—
Balance as of September 30, 2022	$(100)
For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
7. Property and Equipment, net
Property and equipment as of September 30, 2022 and December 31, 2021 consist of the following:

	Depreciation period in years	September 30, 2022	December 31, 2021
Internally developed software	3 - 5	$50,971	$40,788
Acquired software	3	6,441	6,396
Equipment	5	26,786	26,322
Leasehold improvements	1-10	7,813	7,671
Furniture and fixtures	5	2,310	2,281
Construction in progress		13,436	2,239
Total property and equipment, cost		107,757	85,697
Less: accumulated depreciation		(51,704)	(41,175)
Total property and equipment, net		$56,053	$44,522
Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2022 and 2021 was $3,713 and $3,988, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2022 and 2021, was $10,792 and $9,179, respectively.
During the nine months ended September 30, 2022, $10,183 was capitalized in connection with internally developed software. Amortization expense on internally developed software was $1,999 and $1,470 for the three months ended September

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
30, 2022 and 2021, respectively. Amortization expense on internally developed software was $5,471 and $3,855 for the nine months ended September 30, 2022 and 2021, respectively.

During the three and nine months ended September 30, 2022, the Company recognized impairment charges of $904 and $1,217, respectively, on certain long-lived assets within other income (expense), net in the condensed consolidated statements of operations. The Company did not record any such charges for the three and nine months ended September 30, 2021.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of September 30, 2022 were $2,166 and $119, respectively, and $890 and $727 as of September 30, 2021, respectively.
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

The Company has an additional operating lease for real estate space to house the Company’s corporate headquarters. The lease agreement provides for a commencement on the later of October 1, 2022 or the date on which the landlord delivers possession of the premises with certain agreed upon completed improvements to be made by the landlord which was determined to be November, 2022. The term of the lease is fifteen years after the date the rent obligations begin, with an option to renew for one 5-year period or 10-year period at Fair Market Value (as defined in the lease agreement) by providing the landlord with eighteen months’ notice and meeting certain other requirements. The aggregate undiscounted future minimum lease payments are approximately $195,787 beginning on April 1, 2023 and ending on April 1, 2038. The lease has not been recognized on the Company's condensed consolidated balance sheets as of September 30, 2022.

Below is a reconciliation of the amounts reported on the condensed consolidated balance sheets with respect to the Company’s operating leases:

September 30, 2022
2022	$1,160
2023	3,759
2024	3,527
2025	3,535
2026	3,535
Thereafter	9,048
Total future operating lease payments	24,564
Less: imputed interest	(3,380)
Lease liabilities, current	3,203
Lease liabilities, non-current	17,982
Total lease liabilities	$21,185

The weighted-average incremental borrowing rate applied to lease liabilities at the date of adoption was 4.3%. As of September 30, 2022, the weighted-average incremental borrowing rate was 4.4%. Additionally, the weighted-average remaining lease term as of September 30, 2022 was 6.83 years.

During the three months ended September 30, 2022, the Company modified an agreement to terminate in March 2023. As a result, the Company remeasured its lease liability by $5,988 and recognized the remeasurement as an adjustment to the corresponding ROU asset for the same amount.

Total operating lease expense recognized on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 was $1,059 and $3,129, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2022 was $1,423 and $3,733, respectively.
9. Intangible Assets, net
See below for Intangible assets, net as of September 30, 2022 and December 31, 2021:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Amortization Period in Years	September 30, 2022	December 31, 2021
Patents	20	$2,581	$2,115
Acquired intangibles	1-10	22,700	20,601
Other indefinite lived intangible assets		310	310
Total intangible assets, cost		25,591	23,026
Less: accumulated amortization		(2,543)	(93)
Intangible assets, net		$23,048	$22,933
Acquired intangibles, net as of September 30, 2022 and December 31, 2021 is comprised of the following:

	Amortization Period in Years	September 30, 2022	December 31, 2021
Technology	3	$4,300	$4,300
Customer relationships	11	$17,900	$15,801
Brand names	5	$500	$500
Total intangible assets, cost		$22,700	$20,601
Less: accumulated amortization		$(2,370)	$—
Total acquired intangibles, net		$20,330	$20,601

Amortization expense on intangible assets for the three months ended September 30, 2022 and 2021 was $816 and $7, respectively. Amortization expense on intangible assets was $2,450 and $11 for the nine months ended September 30, 2022 and 2021, respectively. The Company did not recognize any impairment charges on intangible assets, net or goodwill for any of the periods presented.

Patents with unpaid costs in accounts payable and accrued liabilities as of September 30, 2022 were $130.
10. Restricted Cash
As of September 30, 2022 and December 31, 2021, the Company maintained bank deposits of $13,333 and $6,938, respectively, which were pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under the revenue share agreements. Such amounts also include a letter of credit for the Company’s New York City corporate headquarters lease agreement entered into in 2021.
In addition, the Company also has a $16,000 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of September 30, 2022 and December 31, 2021.
11. Other Assets
Other assets consist of the following of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Security deposits	$257	$242
Loan fees	124	376
Certificates of deposit	459	459
Other long-term assets	2,220	2,329
Total	$3,060	$3,406

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$17,496	$18,133
Accrued partnership liabilities	41,696	33,442
Lease liability	3,203	—
Other accrued liabilities	13,667	15,645
Total	$76,062	$67,220
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to fund in the third quarter of 2023.
Other long term liabilities consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deferred tax liability	$4,314	$3,792
Lease liability	17,982	—
Other accrued liabilities	1,591	4,899
Total	$23,887	$8,691
13. Warrants

Historically, Alclear issued warrants for certain holders to purchase shares of Class B redeemable capital units. These warrants were generally subject to performance-based vesting criteria, such as criteria related to new customer enrollments and technological innovations. The Company recognizes the expense for warrants for which vesting is probable on a straight-line basis over the requisite service period of the warrants, which generally ranges from three months to six years. For warrants that vest upon issuance, the entire cost is expensed immediately.
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
In December 2021, United Airlines exercised 2,000,000 vested warrants with an intrinsic value of $54,120. In January 2022, the same warrant holder exercised 1,207,932 vested warrants with an intrinsic value of $32,457. In September 2022, the same warrant holder exercised 534,655 vested warrants. These exercises resulted in the Company issuing shares of its Class A Common Stock and were completed in a cashless transaction.
In May 2022, the Company extended the term for existing United Airlines warrants that were exercisable for Class A Common Stock. The Company concluded that the extension was a modification and continues to account for these instruments as equity awards under ASC 718. As the performance of the remaining vesting conditions was not probable before and after the date of modification, no amount was recorded related to the modification during the three months ended June 30, 2022. Due to the short duration to maturity and the nominal exercise price, the fair value of these warrants approximated the Class A Common Stock share price on the modification date. During the three months ended September 30, 2022, the Company updated the probability of vesting for these outstanding warrants and recorded $58,781 within general and administrative expense in the condensed consolidated statements of operations.

In July 2022, the Company cancelled 515,974 outstanding warrants that could have been exercisable for Class A Common Stock. These warrants were not considered as probable to vest as of the settlement date.

In August 2022, the Company issued 108,611 replacement warrants exercisable for Class A Common Stock to certain warrant holders whose warrants expired in June 2022. The new warrants expire in December 2022. Due to the short duration to maturity and the nominal exercise price, the fair value of these warrants approximates the Class A Common Stock share price on the issuance date.The Company has not recognized expense related to these new warrants as the performance of the awards are not considered probable.

The following warrants remained outstanding as of September 30, 2022:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Classification	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Class A Common Stock	Equity awards	2,881,286	$0.01	0.25
Exercisable for Alclear Units	Equity awards	968,043	$0.01	1.96

The balance of the outstanding warrants are subject to certain performance based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement. Based on the likelihood of achievement of the vesting criteria, as of September 30, 2022 the Company’s estimated unrecognized warrant expense is $3,749.
Based on the probability of vesting, the Company recorded the following with regards to outstanding warrants within general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Liability awards	$—	$—	$—	$12,796
Equity awards	$58,820	$1,509	$58,941	$3,431
Total	$58,820	$1,509	$58,941	$16,227
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

Common Stock
As discussed in Note 1, upon the Reorganization, the Company issued 59,240,306 shares of Class A Common Stock and 1,042,234 shares of Class B Common Stock in exchange for an equivalent amount of Alclear Units. In addition, Alclear members purchased 44,598,167 shares of Class C Common Stock and Alclear Investments, LLC and Alclear Investments II, LLC collectively purchased 26,709,821 shares of Class D Common Stock equal to the number of Alclear Units held by the Alclear members.
As part of the IPO, the Company issued an additional 15,180,000 shares of Class A Common Stock on July 2, 2021.
Treasury Stock
The Company's treasury stock consists of forfeited Restricted Stock Awards that are legally issued shares held by the Company, and is recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors. Treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.
Share Repurchases
During the three and nine months September 30, 2022, the Company repurchased and retired 213,100 shares of its Class A Common Stock for $4,902 at an average price of $22.98. As of September 30, 2022, $95,103 remains available under the repurchase authorization. The Company has elected to account for the repurchase price paid in excess of par value in additional paid in capital within the condensed consolidated financial statements.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Alclear Units as of September 30, 2022:

	Alclear Units	Ownership Percentage
Alclear Units held by post-reorganization members	39,846,375	26.56%
Alclear Units held by the Alclear members	26,337,514	17.56%
Total	66,183,889	44.12%

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

During the nine months ended September 30, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 5,094,792 shares of Class A Common Stock and 372,307 shares of Class B Common Stock. The 372,307 shares of Class B Common Stock were automatically converted to shares of Class A Common Stock in connection with their sale, as required by the terms of the Company's Second Amended and Restated Certificate of Incorporation. In addition, a non-controlling interest holder donated

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
100,000 shares of Class A Common Stock, which were issued automatically upon the conversion of an equivalent number of shares of Class B Common Stock pursuant to the Company’s Second Amended and Restated Certificate of Incorporation.

The non-controlling interest ownership percentage declined from 48.33% as of December 31, 2021 to 44.12% as of September 30, 2022. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of certain warrants and exchanges described above.
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

The Company determines the fair value of each RSA based on the grant date and records the expense over the vesting period or requisite service period.

The following is a summary of activity related to the RSAs associated with compensation arrangements during the nine months ended September 30, 2022.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value	RSA - Alclear Units	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2022	1,429,883	$1.04	190,558	$1.29
Granted	—	—	—	—
Vested	(971,225)	1.10	(161,251)	1.29
Forfeited	(174,276)	0.87	—	—
Unvested balance as of September 30, 2022	284,382	$0.90	29,307	$1.29

Below is the compensation expense (credit) related to the RSAs:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of direct salaries and benefits	$1	$(7)	$4	$(7)
General and administrative	42	284	114	884
Research and development	36	41	117	149
Sales and marketing	—	(3)	1	(31)
Total	$79	$315	$236	$995

As of September 30, 2022, estimated unrecognized expense for RSAs that are probable of vesting was $74 with such expense to be recognized over a weighted-average period of approximately 0.3 years subsequent to September 30, 2022.
Restricted Stock Units

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

The following is a summary of activity related to the RSUs associated with compensation arrangements during the nine months ended September 30, 2022:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2022	3,418,124	$23.56
Granted	2,271,493	24.78
Vested	(327,643)	25.40
Forfeited	(864,337)	17.98
Unvested balance as of September 30, 2022	4,497,637	$25.11

Below is the compensation expense recognized related to the RSUs:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of direct salaries and benefits	$21	$226	$153	$226
General and administrative	3,573	2,913	9,057	5,882
Research and development	3,891	2,428	10,242	3,135
Sales and marketing	40	118	186	203
Total	$7,525	$5,685	$19,638	$9,446
As of September 30, 2022, estimated unrecognized expense for RSUs that are probable of vesting was $69,672 with such expense to be recognized over a weighted-average period of approximately 1.1 years.
Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for the co-founders, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs at a weighted average grant date fair value of $16.54. The Company records the expense related to these awards within general and administrative in the condensed consolidated statements of operations.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
As of September 30, 2022, estimated unrecognized expense for Founder PSUs was $36,544 with such expense to be recognized over a weighted-average period of approximately 0.9 year.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
RSAs	$79	$315	$236	$995
RSUs	7,525	5,685	19,638	9,446
Founder PSUs	6,630	6,629	19,673	6,768
Total	$14,234	$12,629	$39,547	$17,209

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of direct salaries and benefits	$21	$219	$158	$219
General and administrative	10,245	9,826	28,842	13,534
Research and development	3,928	2,469	10,359	3,284
Sales and marketing	40	115	188	172
Total	$14,234	$12,629	$39,547	$17,209

17.Net Income (Loss) per Share
As described in Note 1, on June 29, 2021, the Operating Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the Alclear Units, and (ii) exchange all of the then-existing membership interests of the original Alclear equity owners for Alclear Units.

Basic and diluted net income (loss) per share of Class A Common Stock and Class B Common Stock is applicable only for periods after June 29, 2021, post the Reorganization, when the Company had outstanding shares of Class A Common Stock and Class B Common Stock.

Shares of the Company’s Class C Common Stock and Class D Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income (loss) per share of Class C Common Stock and Class D Common Stock under the two-class method has not been presented. Each share of Class C Common Stock (together with a corresponding Alclear Unit) is exchangeable for one share of Class A Common Stock and each share of Class D Common Stock (together with a corresponding Alclear Unit) is exchangeable for one share of Class B Common Stock.

Shares classified as treasury stock within the condensed consolidated balance sheets are excluded from the calculation of net income (loss) per share. Additionally, the Company assumes the exercise for certain vested warrants that are exercisable for little to no consideration in the calculation of basic net income (loss) per share based on the vesting date.

Below is the calculation of basic and diluted net loss per common share:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(36,315)	$(449)	$(16,675)	$(240)
Weighted-average number of shares outstanding, basic	82,037,118	1,022,669	72,285,100	1,042,234
Weighted Average Vested Warrants	389,368	—	—	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	82,426,486	1,022,669	72,285,100	1,042,234
Net loss per common share, basic:	$(0.44)	$(0.44)	$(0.23)	$(0.23)

Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(36,315)	$(449)	$(16,675)	$(240)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	82,426,486	1,022,669	72,285,100	1,042,234
Effect of dilutive shares	—	—	—	—
Weighted-average number of shares outstanding, diluted	82,426,486	1,022,669	72,285,100	1,042,234
Net loss per common share, diluted:	$(0.44)	$(0.44)	$(0.23)	$(0.23)

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(53,549)	$(697)	$(18,650)	$(269)
Weighted-average number of shares outstanding, basic	79,238,069	1,035,641	72,124,741	1,042,234
Weighted Average Vested Warrants	289,415
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	79,527,484	1,035,641	72,124,741	1,042,234
Net loss per common share, basic:	$(0.67)	$(0.67)	$(0.26)	$(0.26)
Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(53,549)	$(697)	$(18,650)	$(269)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	79,527,484	1,035,641	72,124,741	1,042,234
Effect of dilutive shares	—	—	—	—
Weighted-average number of shares outstanding, diluted	79,527,484	1,035,641	72,124,741	1,042,234
Net loss per common share, diluted:	$(0.67)	$(0.67)	$(0.26)	$(0.26)

Due to the net loss for the periods presented, the following potential shares of common stock were determined to be anti-dilutive and were therefore excluded from the weighted-average share count in the computation of net loss per common share.

	Three and Nine Months Ended September 30, 2022		Three and Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Exchangeable Alclear Units	40,040,483	26,705,315	44,598,167	26,709,821
Warrants exercisable for Class A Common Stock	—	—	3,279,705	—
Dilutive RSA’s	313,689	—	2,347,002	1,953,803
Dilutive RSU’s	3,169,222	—	1,325,851	159,869
Total	43,523,394	26,705,315	51,550,725	28,823,493

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company has excluded certain potentially dilutive shares from the table above as they had performance conditions that were not achieved as of the end of the periods above.
18. Income Taxes

Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. We currently do not expect this provision to have a material impact on our consolidated financial statements. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. We will continue to evaluate the impact as further information becomes available.
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

The Company reported a tax benefit of $536 on a pretax loss of $66,095 for the three months ended September 30, 2022 as compared to a tax provision of $60 on a pretax loss of $32,727 for the three months ended September 30, 2021. This resulted in an effective tax rate of 0.81% for the three months ended September 30, 2022 as compared to (0.18%) percent for the three months ended September 30, 2021. The Company reported a tax benefit of $381 on a pretax loss of $97,057 for the nine months ended September 30, 2022, as compared to a tax provision of $277 on a pretax loss of $83,737 for the nine months ended September 30, 2021. This resulted in an effective tax rate of 0.39% for the nine months ended September 30, 2022 as compared to (0.33%) for the nine months ended September 30, 2021. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) movement in valuation allowance, and (3) the impact of state and foreign taxes.
The Company did not have significant unrecognized tax benefits and interest and penalties as of September 30, 2022. The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2018 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2016 and forward.
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

During the nine months ended September 30, 2022, the Company issued 5,094,792 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 15 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has not recognized the TRA liability as of September 30, 2022, as it is not probable that the TRA payments would be paid based on the Company’s historical loss position and would not be payable until the Company realizes tax benefit.
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
Commitments other than leases
The Company is subject to minimum spend commitments of $8,580 over the next two years under certain service arrangements.

The Company has commitments for future marketing expenditures to sports stadiums of $3,760 through 2026. For the three months ended September 30, 2022 and 2021, marketing expenses related to sports stadiums were approximately $1,318 and $1,503, respectively. For the nine months ended September 30, 2022 and 2021, marketing expenses related to sports stadiums were approximately $3,298 and $2,655, respectively.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of September 30, 2022:

2022	$5,052
2023	17,183
2024	9,752
2025	4,676
2026	1,030
Thereafter	446
Total	$38,139
Refer to Note 8 for the Company’s lease commitments.
20. Related-Party Transactions

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
As of September 30, 2022, and December 31, 2021, the Company had total payables to certain related parties of $2,485 and $1,180, respectively.
For the three months ended September 30, 2022 and 2021, the Company recorded $2,195 and $2,084, respectively, in cost of revenue share fee within the condensed consolidated statements of operations, in connection with certain related parties. For the nine months ended September 30, 2022 and 2021, the Company recorded $5,780 and $5,428, respectively.
Refer to Note 18 for information regarding the TRA liability. Refer to Note 13 and Note 23 regarding transactions between certain related parties with regards to outstanding warrants.
21. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the three months ended September 30, 2022 and 2021, the Company recorded expense of $161 and $191, respectively, within the condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recorded expense of $1,146 and $828, respectively, within the condensed consolidated statements of operations.
22. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The line of credit has not been drawn against as of September 30, 2022. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized with twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets. As of September 30, 2022, the balance of these loan fees was $124.
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
In addition, the credit agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. As of September 30, 2022, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
23. Subsequent Events
Certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 348,466 shares of Class A Common Stock, subsequent to September 30, 2022.
In October 2022, United Airlines exercised 2,138,621 fully vested warrants that were exercisable for Class A Common Stock in a cashless exercise. The Company will recognize approximately $3,517 of remaining compensation expense upon vesting of these warrants in the fourth quarter of 2022.
On November 14, 2022, the Company announced that its board of directors ("Board") declared a special cash dividend in the amount of $0.25 per share, payable on December 7, 2022 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on November 28, 2022 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear (who own approximately 44% of the interests in Alclear as of September 30, 2022) and the Company (which owns approximately 56% of the interests in Alclear as of September 30, 2022). Any future dividends will be

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
subject to the approval of the Board. To the extent the dividend exceeds our current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.
In October 2022, the Company modified a lease agreement and simultaneously entered into a sublease agreement whereby the Company will continue to be a lessee under the original operating lease. The Company will record approximately $1,500 of impairment primarily related to its ROU asset and record sublease income in other income.
In November, 2022, the Company commenced recognition on its operating lease for real estate space to house the Company’s corporate headquarters under the provisions of ASC 842. The expected impact is an approximate $107,000 increase to ROU Asset and Lease Liability.

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
Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K and Part II - Item 1A. “Risk Factors” herein. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K and this Quarterly report on Form 10-Q, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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
Overview
We are a member-centric secure identity platform operating under the brand name CLEAR. At CLEAR we know that you are always you—your biometric identity is foundational to helping enable frictionless everyday experiences, connecting you to all the things that make you, YOU, and transforming the way you live, work and travel. Members enroll in CLEAR to create an unbreakable link between their identity and biometrics (e.g., eyes, face and fingerprints). CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 46 airports; the flagship CLEAR App including Home to Gate and Health Pass; and Reserve powered by CLEAR, our virtual queuing technology that enables customers to manage lines. CLEAR also has software development kits (“SDK”), and application programming interface (“API”) capabilities to enable our partners to seamlessly integrate directly into our platform to enable better, faster and more frictionless experiences for our partners' customers. Use cases enabled by SDKs and APIs may include identity validation, identity verification, attribute validation such as age validation, vaccine status and payment, among others.
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

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, varies depending upon a number of factors, including the timing of exchanges by or purchases from the Alclear Members, the price of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. During the nine months ended September 30, 2022, the Company recognized certain exchanges. As of September 30, 2022, the Company did not record a TRA liability as a result of these exchanges.
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

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Total Bookings (in millions)	$145.7	$99.3	$46.4	47%	$376.4	$231.4	$145.0	63%

Total Bookings increased by $46.4 million, or 47%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by the continued rebound in air travel and continued strength of our partnership channels, leading to higher new member enrollments and retention rates.
Total Bookings increased by $145.0 million, or 63%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by the continued rebound in air travel and continued strength of our partnership channels, leading to higher new member enrollments and retention rates.
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

	As of
	September 30, 2022	September 30, 2021	Change	% Change
Total Cumulative Enrollments (in thousands)	14,236	8,076	6,160	76%
Total Cumulative Enrollments were 14,236 as of September 30, 2022 and 8,076 as of September 30, 2021, which represented a 76% increase. The year over year growth was driven by continued strength in air travel and platform (mobile) enrollments.
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

	As of
	September 30, 2022	September 30, 2021	Change	% Change
Total Cumulative Platform Uses (in thousands)	117,620	72,184	45,436	63%

Total Cumulative Platform Uses was 117,620 as of September 30, 2022 and 72,184 as of September 30, 2021, which represented a 63% increase, driven by the continued rebound in air travel leading to higher CLEAR Plus verifications and increased use of CLEAR Lanes at sporting events and concert venues.
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

	As of
	September 30, 2022	September 30, 2021	Change
Annual CLEAR Plus Net Member Retention	92.2%	87.4%	4.8%
Annual CLEAR Plus Net Member Retention was 92.2% as of September 30, 2022 and 87.4% as of September 30, 2021, a year-over year increase of 480 basis points. The performance was driven by strength in gross renewals and winbacks of previously cancelled members.

Non-GAAP Financial Measures

In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Common Share, Basic and Diluted as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), net cash provided by (used in) operating activities or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our non-GAAP financial measures are expressed in thousands.

Adjusted EBITDA (Loss)

We define Adjusted EBITDA (Loss) as net income (loss) adjusted for income taxes, interest (income) expense net, depreciation and amortization, losses on asset disposals, equity-based compensation expense, mark to market of warrant liabilities, other income (expense), net excluding sublease rental income, acquisition-related costs and changes in fair value of contingent consideration. Adjusted EBITDA (Loss) is an important financial measure used by management and our board of directors in determining performance-based compensation for our management and key employees. During the current quarter, we revised our definition of Adjusted EBITDA (Loss) to exclude sublease rental income from our other income (expense) adjustment. We did not revise prior years' Adjusted EBITDA (Loss) because there was no impact of a similar nature in the prior period.

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

Adjusted Net Income (Loss) per Common Share

We compute Adjusted Net Income (Loss) per Common Share, Basic as Adjusted Net Income (Loss) divided by Adjusted Weighted-Average Shares Outstanding for our Class A Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock assuming the exchange of all vested and outstanding common units in Alclear at the end of each period presented. We do not present Adjusted Net Income (Loss) per Common Share for shares of our Class B Common Stock although they are participating securities based on the assumed conversion of those shares to our Class A Common Stock. We do not present Adjusted Net Income (Loss) per Common Share on a dilutive basis for periods where we have Adjusted Net Loss since we do not assume the conversion of any potentially dilutive equity instruments as the result would be antidilutive. In periods where we have Adjusted Net Income, the Company also calculates Adjusted Net Income per Common Share, Diluted based on the effect of potentially dilutive equity instruments for the periods presented using the treasury stock/if-converted method, as applicable. Adjusted Net Income (Loss) per Common Share is only applicable for periods after June 29, 2021, post the Reorganization Transactions and IPO.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Common Share exclude, to the extent applicable, the tax effected impact of non-cash expenses and other items that are not directly related to our core operations. These items are excluded because they are connected to the Company’s long term growth plan and not intended to increase short term revenue in a specific period. Further, to the extent that other companies use similar methods in calculating non-GAAP measures, the provision of supplemental non-GAAP information can allow for a comparison of the company’s relative performance against other companies that also report non-GAAP operating results.

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

See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (Loss):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(65,559)	$(32,787)	$(96,676)	$(84,014)
Income tax expense (benefit)	(536)	60	(381)	277
Interest (income) expense, net	(1,636)	120	(1,830)	333
Other (income) expense, net	2,031	11	1,834	11
Depreciation and amortization	4,531	3,988	13,243	9,190
Equity-based compensation expense	73,052	14,138	98,488	21,354
Warrant liabilities	—	—	—	12,796
Adjusted EBITDA (Loss)	$11,883	$(14,470)	$14,678	$(40,053)
Reconciliation of Net Loss to Adjusted Net Income (Loss)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss attributable to Clear Secure, Inc.	$(36,764)	$(16,915)	$(54,246)	$(18,919)
Reallocation of net loss attributable to non-controlling interests	(28,795)	(15,872)	(42,430)	(18,247)
Net loss	(65,559)	(32,787)	(96,676)	(37,166)
Equity-based compensation expense	73,052	14,138	98,488	18,051
Amortization of acquired intangibles	790	—	2,370	—
Income tax effect	(203)	—	(608)	—
Adjusted Net Income (Loss)	$8,080	$(18,649)	$3,574	$(19,115)

Calculation of Adjusted Weighted-Average Shares Outstanding Basic and Diluted

	Three Months Ended
	September 30, 2022	September 30, 2021
Weighted-average number of shares outstanding, basic for Class A Common Stock	82,426,486	72,285,100
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	1,022,669	1,042,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	40,017,569	44,407,609
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	26,506,830	24,756,018
Assumed weighted-average conversion of vested and outstanding warrants	194,108	2,964,049
Adjusted Weighted-Average Number of Shares Outstanding, Basic	150,167,662	145,455,010
Weighted-average impact of unvested RSAs	482,379	—
Weighted-average impact of unvested RSUs	450,637	—
Total incremental shares	933,016	—
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	151,100,678	145,455,010

	Nine Months Ended
	September 30, 2022	September 30, 2021
Weighted-average number of shares outstanding, basic for Class A Common Stock	79,238,069	72,124,741
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	1,035,641	1,042,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	41,955,653	44,407,609
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	26,638,459	24,756,018
Assumed weighted-average conversion of vested and outstanding warrants	183,839	2,958,319
Adjusted Weighted-Average Number of Shares Outstanding, Basic	149,051,661	145,288,921
Weighted-average impact of unvested RSAs	1,061,772	—
Weighted-average impact of unvested RSUs	564,926	—
Total incremental shares	1,626,698	—
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	150,678,359	145,288,921

As stated above, due to the Company incurring an adjusted net loss for certain periods presented, the Company has not calculated Adjusted Weighted-Average Number of Shares Outstanding, Diluted for those periods as the result would be antidilutive.

Calculation of Adjusted Basic Net Income (Loss) Per Common Share, Basic

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted Net Income (Loss)	8,080	(18,649)	3,574	(19,115)
Adjusted Weighted-Average Number of Shares Outstanding, Basic	150,167,662	145,455,010	149,051,661	145,288,921
Adjusted Net Income (Loss) per Common Share, Basic	$0.05	$(0.13)	$0.02	$(0.13)

Calculation of Adjusted Net Income (Loss) per Common Share, Diluted

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Adjusted Net Income	8,080	3,574
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	151,100,678	150,678,359
Adjusted Net Income per Common Share, Diluted:	$0.05	$0.02

Below is a summary of the Company’s Adjusted Net Income (Loss) per Common Share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted Net Income (Loss) per Common Share, Basic	$0.05	$(0.13)	$0.02	$(0.13)
Adjusted Net Income (Loss) per Common Share, Diluted	$0.05	$(0.13)	$0.02	$(0.13)

Reconciliation of Net cash provided by operating activities to Free Cash Flow:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$13,175	$34,893	$89,030	$37,977
Purchases of property and equipment	(7,859)	(6,832)	(23,073)	(22,042)
Share repurchases over fair value	—	—	—	712
Free Cash Flow	$5,316	$28,061	$65,957	$16,647
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
Other Income (Expense), Net
Other Income (Expense), Net consists of certain non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner and impairment on long-lived assets.
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
Comparison of the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Revenue	$115.9	$67.6	$48.3	71%
Operating expenses:
Cost of revenue share fee	$14.7	$10.0	$4.7	47%
Cost of direct salaries and benefits	$26.9	$18.1	$8.8	49%
Research and development	$16.5	$13.3	$3.2	24%
Sales and marketing	$10.5	$10.0	$0.5	5%
General and administrative	$108.4	$44.8	$63.6	142%
Depreciation and amortization	$4.5	$4.0	$0.5	13%
Operating loss	$(65.7)	$(32.6)	$(33.1)	101%
Other income (expense)
Interest income (expense), net	$1.6	$(0.1)	$1.7	N/A
Other income (expense), net	$(2.0)	$—	$(2.0)	N/A
Income (loss) before tax	$(66.1)	$(32.7)	$(33.4)	102%
Income tax benefit (expense)	$0.5	$(0.1)	$0.6	N/A
Net income (loss)	$(65.5)	$(32.8)	$(32.7)	100%

	Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Revenue	$309.2	$173.3	$135.9	78%
Operating expenses:
Cost of revenue share fee	$39.2	$26.0	$13.2	51%
Cost of direct salaries and benefits	$75.2	$46.1	$29.1	63%
Research and development	$46.4	$33.3	$13.1	39%
Sales and marketing	$29.7	$25.8	$3.9	15%
General and administrative	$202.5	$116.3	$86.2	74%
Depreciation and amortization	$13.3	$9.2	$4.1	45%
Operating loss	$(97.1)	$(83.4)	$(13.7)	16%
Other income (expense)
Interest income (expense), net	$1.8	$(0.3)	$2.1	N/A
Other income (expense), net	$(1.8)		$(1.8)	N/A
Income (loss) before tax	$(97.1)	$(83.7)	$(13.4)	16%
Income tax benefit (expense)	$0.4	$(0.3)	$0.7	N/A
Net income (loss)	$(96.7)	$(84.0)	$(12.7)	15%
Information about our operating results for the three and nine months ended September 30, 2022 and 2021 is set forth below.

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Revenue	$115.9	$67.6	$48.3	71%	$309.2	$173.3	$135.9	78%

Revenue increased by $48.3 million, or 71%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a 71.1% increase in the number of average CLEAR Plus members and an 0.3% increase in average revenue per CLEAR Plus member and a 480 bps increase in Annual CLEAR Plus Net Member Retention. Approximately 30% and 28% of paying CLEAR Plus members were on a family plan as of September 30, 2022 and 2021, respectively.

Revenue increased by $135.9 million, or 78%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a 76.1% increase in the number of average CLEAR Plus members and an 1.1% increase in average revenue per CLEAR Plus member and a 480 bps increase in Annual CLEAR Plus Net Member Retention. Approximately 30% and 28% of paying CLEAR Plus members were on a family plan as of September 30, 2022 and 2021, respectively.
Cost of revenue share fee

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Cost of revenue share fee	$14.7	$10.0	$4.7	47%	$39.2	$26.0	$13.2	51%

Cost of revenue share fee increased by $4.7 million, or 47%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change was driven primarily by an increase of $1.3 million, or a 40% increase in fixed airport fees and $3.5 million or a 53% increase in per member fees, partially offset by a $1.9 million non-recurring benefit.

Cost of revenue share fee increased by $13.2 million, or 51%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change was driven primarily by an increase of $2.8 million due to a 35% increase in fixed airport fees and $10.3 million due to a 58% increase in per member fees, partially offset by a $2.8 million non-recurring benefit.
Cost of direct salaries and benefits

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Cost of direct salaries and benefits	$26.9	$18.1	$8.8	49%	$75.2	$46.1	$29.1	63%
Cost of direct salaries and benefits expenses increased by $8.8 million, or 49%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change was primarily due to increased employee compensation costs of $8.6 million caused by increasing travel volumes leading to higher staffing needs as well as new airport openings.

Cost of direct salaries and benefits increased by $29.1 million, or 63%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change was primarily due to increased employee compensation costs of $28.3 million caused by increasing travel volumes leading to higher staffing needs as well as new airport openings.

Research and development

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Research and development	$16.5	$13.3	$3.2	24%	$46.4	$33.3	$13.1	39%
Research and development expenses increased by $3.2 million, or 24%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change was primarily due to an increase of $3.9 million of employee-related expenses, including equity-based compensation costs, partially offset by a decrease of $1.0 million for professional fees.

Research and development expenses increased by $13.1 million, or 39%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change was primarily due to an increase of $14.9 million of employee-related expenses, including equity-based compensation costs, partially offset by a decrease of $2.3 million for professional fees.

Sales and marketing

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Sales and marketing	$10.5	$9.9	$0.5	5%	$29.7	$25.8	$3.9	15%

Sales and marketing expenses increased by $0.5 million, or 5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change was driven primarily by increased ambassador commission expense of $2.8 million due to higher new member enrollments, partially offset by a $2.0 million decrease in discretionary marketing expense.
Sales and marketing expenses increased by $3.9 million, or 15%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change was driven primarily by increased ambassador commission expense of $9.4 million due to higher new member enrollments, partially offset by a $5.8 million decrease in discretionary marketing expense.
General and administrative

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
General and administrative	$108.4	$44.8	$63.6	142%	$202.5	$116.3	$86.2	74%

General and administrative expenses increased by $63.6 million, or 142%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change was primarily driven by a net $57.3 million increase in non-employee equity-based compensation costs, primarily related to a $58.8 million charge on outstanding United Airlines warrants during the third quarter of 2022 and a $4.0 million increase in employee-related expense, including equity-based compensation costs.
General and administrative expenses increased by $86.2 million, or 74%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change was primarily driven by a net $55.5 million increase in non-employee equity-based compensation costs, primarily related to a $58.8 million charge on outstanding United Airlines warrants during the third quarter of 2022, and a $28.7 million increase in employee-related expense, including equity-based compensation costs. Additionally, credit card fees increased by $6.2 million related to higher enrollments, technology costs increased by $5.0 million, and insurance costs increased by $1.8 million. These increases were offset by a reduction in the mark to market of warrant liabilities of $10.9 million.

Other income (expense)

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Interest Income, net	$1.6	$(0.1)	$1.7	N/A	$1.8	$(0.3)	$2.1	N/A

Interest income, net increased by $1.7 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven by higher interest income on our marketable securities, partially offset by higher amortization of discounts on our marketable securities.
Interest income, net increased by $2.1 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was driven by higher interest income on marketable securities, partially offset by higher amortization of discounts on our marketable securities.

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Other income	$—	$—	$—	N/A	$0.5	$—	$0.5	N/A
Other (expense)	$(2.0)	$—	$(2.0)	N/A	$(2.3)	$—	$(0.3)	N/A
Other income (expense), net	$(2.0)	$—	$(2.0)	N/A	$(1.8)	$—	$(1.8)	N/A

Other income (expense), net increased by $2.0 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change was primarily driven by $1.9 million in non-cash impairment charges on certain assets during the three months ended September 30, 2022.

Other income (expense), net increased by $1.8 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change was primarily driven by $2.2 million in non-cash impairment charges on certain assets offset by a non-recurring customer settlement for $0.5 million during the nine months ended September 30, 2022.

Income tax benefit (expense)

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Income tax benefit (expense)	$0.5	$(0.1)	$0.6	N/A	$0.4	$(0.3)	$0.7	N/A

Income tax benefit increased by $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change was primarily due to the impact of state and foreign taxes.

Income tax benefit increased by $0.7 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change was primarily due to the impact of state and foreign taxes.
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of September 30, 2022, we had cash and cash equivalents of $329.1 million and marketable securities of $342.3 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock and pay cash dividends. We plan to finance our operations, future stock repurchases, cash dividends and capital expenditures largely through cash generated from the proceeds of our IPO and operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including payment of a special dividend and known commitments and contingencies as discussed below. Future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure. We have planned capital expenditures related to the build out of our new office space of approximately $12.5 million in the next 12 months. As is the case with any large-scale construction project, the timing and amounts of these expenditures are subject to uncertainty. We expect to begin paying monthly rent for this office space in April 2023.
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100,000 of its Class A Common Stock. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the three months ended September 30, 2022, the Company repurchased 213,100 shares for $4,902. The repurchased shares were retired. As of September 30, 2022, $95.1 million remains available under the repurchase authorization.

On November 14, 2022, the Company announced that its Board declared a special cash dividend in the amount of $0.25 per share, payable on December 7, 2022 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on November 28, 2022 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear (who own approximately 44% of the interests in Alclear as of September 30, 2022) and the Company (which owns approximately 56% of the interests in Alclear as of September 30, 2022). Any future dividends will be subject to the approval of the Board.

To the extent the dividend exceeds our current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as

applicable. Refer to our risks and uncertainties discussed under the heading "Forward-Looking Statements" and in Part II. Item 1A. "Risk Factors" and elsewhere in this Form 10-Q.
As a result of the COVID-19 pandemic, our operations have been, and we expect they will continue to be, adversely impacted by government mandated regulations, and the social distancing practices and health concerns of our guests and employees. In light of the uncertainty COVID-19 has produced around the world, we do not believe it is possible to predict the cumulative and ultimate impact of the COVID-19 pandemic on our future business, results of operations and financial condition. See “Risk Factors—Risk Related to Our Business, Brand and Operations—The COVID-19 pandemic has impacted, and may continue to impact, our business, results of operations and financial condition” in our Annual Report on Form 10-K.
Credit Agreement
On March 31, 2020, we entered into a credit agreement (the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally will bear interest between 1.5% and 2.5% per year and will also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million. As of September 30, 2022, we had not drawn on the revolving credit facility and did not have outstanding borrowings under the Credit Agreement.
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
At September 30, 2022, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.

Cash Flow
The following summarizes our cash flows for the nine months ended September 30, 2022 and September 30, 2021 (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021	$ Change
Net cash provided by operating activities	$89.1	$38.0	$51.1
Net cash used in investing activities	($31.9)	($320.5)	$288.6
Net cash (used in) provided by financing activities	($7.8)	$504.0	($511.8)
Net increase in cash, cash equivalents, and restricted cash	$49.4	$221.5	($172.1)
Cash, cash equivalents, and restricted cash, beginning of year	$309.1	$139.1	$170.0
Net exchange differences on cash, cash equivalents, and restricted cash	($0.1)	$—	($0.1)
Cash, cash equivalents, and restricted cash, end of period	$358.4	$360.6	($2.2)
Cash flows from operating activities
For the nine months ended September 30, 2022, net cash provided by operating activities was $89.1 million compared to net cash provided by operating activities of $38.0 million for the nine months ended September 30, 2021, an increase of $51.1 million primarily due to an increase in non-cash adjustments to net loss of $71.9 million. This was offset by an increase in net loss of $12.7 million and year-over-year unfavorable changes in working capital of $8.2 million.
Cash flows from investing activities

For the nine months ended September 30, 2022 net cash used in investing activities was $31.9 compared to net cash used in investing activities of $320.5 for the nine months ended September 30, 2021, a decrease of $288.6 million. The change was primarily due to a decrease in the net purchases and sales of marketable securities of $289.2 million offset by an increase in capital expenditures of $1.0 million.

Cash flows from financing activities
For the nine months ended September 30, 2022, net cash used in financing activities was $7.8 million compared to net cash provided by financing activities of $504.0 million for the nine months ended September 30, 2021, a decrease of $511.8 million. The change was primarily due to the decrease of $437.8 million in IPO proceeds, net of underwriter fees and issuance costs and a decrease of of $80.3 million in the proceeds from the issuance of members’ units. This was offset by a decrease in amounts used to repurchase member’s deficit and Class A common shares of $6.9 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of September 30, 2022, we had future minimum payments of $24.6 million, with $1.1 million due in 2022. See Note 8 within the condensed consolidated financial statements for information related to our lease obligations.
On November 4, 2021, the Company entered into a lease of an office building to house the Company’s corporate headquarters which commenced in November, 2022. The term of the Lease Agreement is fifteen years after the date that rent obligations begin, with an option to renew for one 5-year or 10-year period at Fair Market Value (as defined in the Lease Agreement) by providing the Landlord with 18 months’ notice and certain other requirements. The aggregate undiscounted future minimum lease payments are approximately $195.8 million.

We enter into agreements with airports for access to floor and office space. As of September 30, 2022, we had future minimum payments of $38.1 million. See Note 19 within the condensed consolidated financial statements.
The Company has commitments for future marketing expenditures to sports stadiums of $3.8 million as of September 30, 2022.

The Company is subject to certain minimum spend commitments of approximately $8.6 million over the next two years under service arrangements.
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

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of September 30, 2022, the Company did not record a liability from the TRA.

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
Interest Rate Risk

We had cash and cash equivalents of $329.1 million as of September 30, 2022. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, LIBOR or NYFRB rate, plus an applicable margin for specific interest periods. As of September 30, 2022, we had no outstanding borrowings under the revolving credit facility.

Investments

We had marketable securities totaling $342.3 million as of September 30, 2022. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to “available for sale” investment fair value of approximately $2 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and nine months ended September 30, 2022.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is subject to commercial litigation claims and various legal proceedings, as well as administrative and regulatory reviews arising in the ordinary course of business. We currently believe that the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our condensed consolidated financial statements.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K, the risk factors which materially affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth below and in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The timing and amount of any repurchases under our stock repurchase program are subject to a number of uncertainties.
On May 13, 2022, our Board authorized a stock repurchase program, whereby we may purchase up to $100 million of the Company's Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time, and we have no obligation to repurchase any amount of our Class A Common Stock under the repurchase program.
The Inflation Reduction Act, enacted on August 16, 2022, imposes a 1% excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax will be imposed on repurchases that occur after December 31, 2022. The imposition of the excise tax on repurchases of our shares will increase the cost to us of making repurchases and may cause us to reduce the number of shares repurchased pursuant to the repurchase program.
We intend to pay a special cash dividend, and may or may not in the future pay cash dividends to our stockholders, but our ability to do so may be limited by our holding company structure, contractual restrictions and other factors.
We intend to pay a special cash dividend in the fourth quarter of 2022 to holders of our Class A and Class B Common Stock and may in the future pay cash dividends to our stockholders. However, we are a holding company, with our principal asset being our controlling equity interest in Alclear, and we have no independent means of generating revenue. Accordingly, as the managing member of Alclear, we intend to cause, and will rely on, Alclear to make distributions to its members, including Clear Secure, Inc., to fund our dividends. When Alclear makes such distributions, the other members of Alclear will also be entitled to receive distributions pro rata based on their economic interests in Alclear.
Our Board will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to declare dividends to our stockholders. Our Board will take into account general economic and business conditions, including our financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, business prospects and other factors that our Board considers relevant. There can be no assurance as to the declaration of future dividends or the amount of any such dividends. In addition, our Credit Agreement limits the amount of distributions our subsidiaries, including Alclear, can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our Board would otherwise deem it appropriate. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
The U.S. federal income tax treatment of distributions on our Class A Common Stock to a stockholder will depend upon our tax attributes and the stockholder’s tax basis in our stock, which are not necessarily predictable and can change over time.

Distributions of cash or other property on our Class A Common Stock, if any, will constitute dividends for U.S. federal income tax purposes to the extent paid from our current or accumulated earnings and profits (“E&P”), as determined under U.S. federal income tax principles, and generally be taxable to holders of our Class A Common Stock as ordinary dividend income for U.S. federal income tax purposes (to the extent of our current and accumulated E&P). E&P should not be confused with earnings or net income under GAAP. To the extent those distributions exceed our current and accumulated E&P, the distributions will be treated as a non-taxable return of capital to the extent of the holder’s tax basis in our Class A Common Stock, which will reduce a stockholder’s tax basis in the Class A Common Stock, and thereafter as capital gain from the sale or exchange of such common stock. Also, if any stockholder sells our Class A Common Stock, the stockholder will recognize a gain or loss equal to the difference between the amount realized and the stockholder’s tax basis in such Class A Common Stock. Consequently, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the stockholder upon the sale of the Class A Common Stock or subsequent distributions with respect to such stock. Additionally, with regard to U.S. corporate holders of our Class A Common Stock, to the extent that a distribution on our Class A Common Stock exceeds both our current and accumulated E&P and such stockholder’s tax basis in such shares, such stockholders would be unable to utilize the corporate dividends-received deduction (to the extent it would otherwise be applicable to such stockholder) with respect to the gain resulting from such excess distribution. Further, after we initially report the expected tax characterization of distributions we have paid, the actual characterization, which is not determined with finality until after the end of the tax year in which the distribution occurs, could vary from our expectation with the result that stockholders of our common stock could incur different income tax liabilities than initially expected. Investors in our Class A Common Stock are encouraged to consult their tax advisors as to the tax consequences of receiving distributions on our Class A Common Stock that are not treated as dividends for U.S. federal income tax purposes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 1,022,801 shares of Class A Common Stock.

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

Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three and nine months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2022-July 31, 2022	—	—	—	—
August 1, 2022-August 31, 2022	213,100	$22.98	213,100	$95,103,000
September 1, 2022-September 30, 2022	—	—	—	—
Total	213,100	$22.98	213,100	$95,103,000

All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022 and publicly announced by the Company on May 16, 2022. The share repurchase program provides for the purchase by the Company of up to $100 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 14, 2022.

Date:	November 14, 2022	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chairman and Chief Executive Officer

Date:	November 14, 2022	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer