Form 10-K
period 2022-12-31
Clear Secure, Inc.
filed 2023-03-02
CIK 1856314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40568
CLEAR SECURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2643981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 10th Avenue, 9th Floor, New York, NY 10011
(Address of Principal Executive Offices); (Zip Code)
(646) 723-1404
Registrant’s telephone number, including area code
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  Yes   ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	x	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                 ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,617,215,820 based on the closing sale price as reported on the New York Stock Exchange. The registrant had the following outstanding shares of common stock as of February 24, 2023:

Class A Common Stock par value $0.00001 per share	90,200,979
Class B Common Stock par value $0.00001 per share	907,234
Class C Common Stock par value $0.00001 per share	36,442,191
Class D Common Stock par value $0.00001 per share	25,796,690

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement (the “2023 Proxy Statement”) for its 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I
ITEM 1. BUSINESS
Overview
Clear Secure, Inc. (the “Company” or “CLEAR”) is an identity company obsessed with the customer experience. We make everyday experiences frictionless by connecting your identity to the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering friction-free experiences in airports for over a decade, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR–providing consumers with increased choice in where and how to sign up for this popular trusted traveler program–which we expect to soft launch in early 2023. Our business to business (“B2B”) offering, Powered by CLEAR extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits (“SDKs”) and application programming interfaces (“APIs”). Powered by CLEAR offers solutions to partners such as identity verification, virtual queuing, and credential validation (e.g., age validation and health attributes, among others). Our flagship CLEAR app offers free to consumer products like Home-to-Gate and Health Pass, and in the future will also include Reserve Powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
Our Business
Since 2010 we have been expanding our network, investing in our technology platform, strengthening our operations and developing our people to consistently deliver increased value to members and partners, resulting in the growth and trust of the CLEAR brand.
We have built an extensive physical footprint with a nationwide network of airports, stadiums and businesses to offer members frictionless, trusted experiences as they move and transact throughout the day in both physical and digital environments. As of December 31, 2022, our expansive network of partners and use cases provide our members with access to our nationwide network of 48 airports covering 132 lanes, 16 sports and entertainment partners with priority lanes, and a growing list of B2B partners. The continued expansion of our partnerships enable our partners to integrate with CLEAR and our members to use CLEAR in new places and in new ways.
Today, our owned and operated businesses such as CLEAR Plus (our consumer aviation subscription service) and our mobile applications are the largest users of our platform. We have enabled 130 million Total Cumulative Platform Uses across our network of airport, sports and B2B partners as of December 31, 2022. Our approximately 2,800 hospitality and security focused part-time and full-time ambassadors and field managers on the ground bring our technology to life and work to deliver exceptional member experiences every day.
Our network, technology platform, operational expertise and ambassadors have helped us build our trusted brand and an average 2022 Net Promoter Score (“NPS”) of 76. We use NPS to help measure our member experience and satisfaction. Our members know when they see the CLEAR brand to expect a frictionless, fast and secure experience. Similarly, our partners trust CLEAR to enable them to deliver the same frictionless, fast and easy experiences to their own customers. Both our members and partners are passionate about CLEAR.
Our business model is powered by network effects and characterized by efficient member acquisition and high member retention rates. Our largest CLEAR Plus member acquisition channel is in-airport (representing 66%, 58% and 69% of member acquisitions for the years ended December 31, 2022, 2021 and 2020, respectively), where our prominent branding and expansive physical footprint allow prospective members to engage with CLEAR’s brand, ambassadors and technology firsthand. Our passionate member base further drives viral, word of mouth marketing and high annual member retention rates. As we add partners, products and locations, our platform becomes more valuable to our members. In turn, as we grow membership, our platform is more valuable to our existing and prospective partners. This is evident in our accelerated growth rate since inception—it took seven years to reach our first million members, but less than one year to reach each subsequent million members (we added approximately 5 million members in 2022 alone)—and our approximately 22 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2022. For our definitions of “Lifetime Value” and “Customer Acquisition Cost” and information about how we calculate these metrics, see “—Our Member Acquisition and Retention Strategy.”
COVID-19
Beginning in early 2020, the COVID-19 global health pandemic had a significant and horrific impact on people’s health, safety, and economic well-being. It also had a material adverse impact on the global and domestic travel industries, resulting from government instituted legal restrictions on travel, shelter-in-place orders and mandated quarantine periods to prevent the spread of the disease. As a result of the COVID-19 pandemic, our operations have been, and they may continue to be, adversely impacted.
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
Despite 2021 Transportation Security Administration (“TSA”) volume remaining approximately 30% below pre-pandemic travel, our 2021 Total Cumulative Enrollments increased 97.4% year-over-year to 10.4 million and we saw Annual CLEAR Plus Net Member Retention increase to 92.3% (compared to 78.8% in 2020). While our Total Bookings increased 61.6% year-over-year, from $236.0 million to $341.0 million, we incurred net losses of $9.3 million and $115.1 million in 2020 and 2021, respectively. Our total revenue increased 10.0% from $231.0 million in 2020 to $254.0 million in 2021. For our definitions of “Total Cumulative Enrollments,” “Annual CLEAR Plus Net Member Retention” and “Total Bookings” and information about how we calculate these metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Performance Indicators.”
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
Platform members include members who enrolled through our mobile app, our partners’ customers who have enrolled through our Powered by CLEAR solutions, and formerly paying CLEAR Plus members. Platform members can use CLEAR anywhere in our network outside of our CLEAR Plus service. Typically new platform members are driven to enroll by one of our partners who integrate with CLEAR to enable frictionless experiences for their customers.
Our platform partners typically pay us based on the number of users or transaction volume. While contract structure may vary by use case, these deals are typically multi-year, recurring contracts that drive revenue primarily through transaction fees charged either per use or per user over a predefined time period, which sometimes includes tiered pricing. In addition, they may also include one-time implementation fees, licensing fees or incremental transaction fees. Revenues from our partners, and the percentage of our total revenue from these partners, have historically been immaterial. Although platform members may not contribute directly to our revenues, they are valuable to our platform as they indirectly contribute to revenues and drive new partners to CLEAR.
Platform members are also driven to enroll directly with CLEAR to access our expanding portfolio of use cases, including Health Pass (which includes validation of COVID testing results and digitization of vaccine status), Home to Gate (end-to-end frictionless travel journeys), venue access and Reserve Powered by CLEAR (virtual queuing).
We believe there is a significant opportunity to expand our reach. We expect to expand CLEAR Plus through airport network expansion, increased market penetration in existing markets and new products in the aviation space.
Additionally, we have a robust pipeline of new partners who increasingly recognize the need to deliver a fast, easy and secure experience to their customers—a true frictionless journey. Our secure identity platform can power a wide range of use cases such as customer check-in, digital identity, account opening/know your customer, virtual queuing, licensing and professional credential verification, and age verification. These use cases can be applied across verticals such as aviation and travel, hospitality, live sports and entertainment, healthcare, financial services and e-commerce, among others.

Our Offerings
Secure Identity Platform
Our secure identity platform is a multi-layered infrastructure consisting of both our front-end, including enrollment, verification and linking, and our robust, secure and scalable back-end. To interact with our platform, first time users go through our fast, secure, and easy enrollment process. Once a member is enrolled, each subsequent use of the platform to verify their identity is only a few simple steps. Our enroll once, verify everywhere approach benefits the entire CLEAR ecosystem by removing friction from members and increasing conversion for partners.
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
We have a deep organizational commitment to preserving our members’ privacy and ensuring members have ultimate control of their personal information. This commitment has been core to our member pledge since our founding over 13 years ago. We have a comprehensive information security program and a robust cybersecurity posture that uses industry best practices with administrative, technical and physical safeguards to protect against anticipated threats or hazards to the security, confidentiality or integrity of our platform’s systems and information. Our information security core tenets include the application of encryption at rest and in transit, firewalls, multi-factor authentication, granular role-based access control, physical and personnel security (including training), intrusion detection and data loss prevention. We have a commitment to members being in control of their own information and never sell member data.
We have been certified at the highest level of security by our government regulators. The Department of Homeland Security (“DHS”) has certified CLEAR’s information security program at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act).
Consumer Subscription Service
CLEAR Plus
CLEAR Plus is our consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints across the nation as well as access to our broader network. With CLEAR Plus, members use our touchless biometric verification technology to validate their identity and travel credentials. Our team of hospitality and security focused ambassadors help bring our technology to life by delivering a frictionless journey alongside excellent service. CLEAR Plus currently retails for $189 per year per member and is billed upfront. We offer free trials in-airport and online and promotional pricing to select partners including Delta Air Lines and United Airlines frequent fliers, as well as a family plan for up to three household members at an additional $60 per year per family member. Through our partnership with American Express, eligible cardmembers receive statement credits for all or a portion of their CLEAR Plus membership. We also offer discounted military, government and student pricing and children under 18 can use CLEAR Plus for free with an adult member.
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
On December 21, 2022, the Transportation Security Administration (“TSA”) issued an authority to operate (“ATO”) to CLEAR for TSA PreCheck® Enrollment Provided by CLEAR, and we expect to begin enrolling travelers in TSA PreCheck® in early 2023. The TSA PreCheck® Enrollment Provided by CLEAR program will represent a new source of revenue and members. We believe that approximately 56% of CLEAR Plus members are verifying with TSA PreCheck®, and that there is a significant opportunity for us to process their TSA PreCheck® membership renewals. In addition, we believe we can add a large number of new TSA PreCheck® subscribers on behalf of TSA. After a new TSA PreCheck®

customer is enrolled or renewed, we will offer the customer an opportunity to enroll in CLEAR on an opt-in basis. We believe CLEAR Plus and TSA PreCheck® are highly complementary services and this channel is relevant to showcase not only the TSA PreCheck® value proposition, but also the power of the combination and the extension of a holistic Home to Gate travel journey. The partnership does not extend to performing physical security screening, which continues to be operated by TSA.
Nationwide Physical Network
We have built an extensive physical footprint with a nationwide network of use cases including airports, stadiums and businesses to offer members frictionless, trusted experiences as they move and transact throughout the day in both physical and digital environments. As of December 31, 2022, members can access our nationwide network of 48 airports covering 132 lanes, 16 sports and entertainment partners with priority lanes, and a growing list of B2B partners. The continued expansion of our partnerships enable our partners to integrate with CLEAR and our members to use CLEAR in new places and in new ways.
Each CLEAR location utilizes one or more of our physical or digital offerings, which may include owned or leased hardware. Many CLEAR locations, for example at airports, also include designated entry lanes for CLEAR members. These locations are staffed by our team of approximately 2,800 part-time and full-time hospitality and security focused ambassadors and field managers. Our ambassadors are a hospitality and security focused labor force that deliver the frictionless CLEAR experience every day to our partners and members. Our ambassadors facilitate a predictable and smooth CLEAR experience for existing members, enroll new members, and help bring our platform to life.
Mobile
We also engage with our members via the flagship CLEAR mobile app. It's used to enroll new members and improve the experience for existing members. The app has several features, including:
•Enroll in CLEAR and manage your membership—enrolling as a CLEAR member is a quick and easy process that can be handled directly through the CLEAR app via facial biometric recognition technology and validating a government-issued identification. This one-time enrollment can be completed in minutes and gives members access to our platform offerings and an easy upgrade path to CLEAR Plus at our airport locations.
•Home to Gate—members can have a predictable day-of-travel experience by inputting their flight number to access helpful information to assist their journey from the time they leave their home until they board the plane. Home to Gate integrates flight departure times, traffic data, security screening, gate number and terminal walking times to their exact gate. Our integration with Uber allows customers to book a car to depart at the right time for a seamless travel journey. Additional services can be easily integrated into this platform.
•Credentials, which allow members access to unique experiences by verifying their identity and health attributes such as our Health Pass product which validates COVID-19 test results, vaccination status, and health screening responses.
•Touchless Access to select partner services and venues, such as airport lounges and event venues.
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
Why Our Members Love Us
We are obsessed with our members’ experience and seek to continually enhance the value we deliver to them through our platform as reflected by our strong member growth and our average 2022 NPS score of 76.We provide the following key benefits to our members:

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
•We expand how and where our members can use CLEAR: As of December 31, 2022, members can access our nationwide network of 48 airports covering 132 lanes, 16 sports and entertainment partners with priority lanes, and our growing B2B partners. We continue to expand our partnerships and seek to establish new partners to enable members to use our platform in new places and in new ways.
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
•Our ambassadors bring CLEAR to life for our members: Our passionate team of approximately 2,800 part-time and full-time nationwide CLEAR ambassadors and field managers enhance our members’ experience and in many instances bring our technology to life. They provide on-location high-touch sales and marketing support which enables new members to enroll and existing members to use our platform with comfort and ease. They also educate our members about our technology, security and privacy.
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
Why Our Partners Love Us
Our platform is designed to enable our partners to further their business objectives, better serve their customers’ needs and elevate their customers’ experiences. By transforming the end-to-end consumer journey, we believe CLEAR enables our partners to capture not just a greater share of their customers’ wallet, but a greater share of their overall lives. We benefit our partners in a variety of ways, including:
•We are a committed partner for innovation: Partners turn to us to help them deliver safer, faster and easier experiences to their customers, who have increasingly high expectations for seamless end-to-end journeys. We provide flexibility for them to do so within their own branded solutions through our SDK and API integrations or directly with CLEAR.
•We have a large, highly engaged and growing CLEAR member base: We have over 15 million CLEAR members, many of whom are frequent travelers and active consumers. Many of our members are also core customers of our partners. Other members can opt-in to a relationship with our partners. As our embedded base of members grow, our partners will benefit from our reach by accelerated adoption rates and economies of scale.
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
•We operate our own direct-to-consumer offering, creating strong alignment with our partners: We have over 13 years of experience operating CLEAR Plus, our owned and operated consumer subscription service. As we invest in our platform to enhance the CLEAR Plus member experience, our partners benefit from these enhancements.

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
Our expanding portfolio of use cases attracts new platform members directly to our platform and creates enhanced value for our CLEAR Plus members. As a result, we expect our platform member acquisition costs to remain low. Today these include Health Pass (which includes validation of COVID testing results and digitization of vaccine status) and Home to Gate (end-to-end frictionless travel journeys), and in the future will also include Reserve Powered by CLEAR (virtual queuing). Certain platform members may wish to upgrade to CLEAR Plus, further driving our revenues.
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
We measure our CLEAR Plus member Lifetime Value and Customer Acquisition Cost in an effort to measure the efficiency of our member acquisition and retention strategy. Lifetime Value is calculated by estimating the cumulative dollar contribution over the estimated lifetime of a CLEAR Plus member. To estimate retention rates we use CLEAR Plus Member Retention across annual cohorts in 2022. We estimate the dollar contribution as the annual revenue per member less estimated direct costs to service that member including revenue share, credit card fees, and member service expense to process that member in a CLEAR lane. Customer Acquisition Cost is calculated by dividing total 2022 airport-related marketing spend, inclusive of commissions, by total new paying CLEAR Plus members who joined during 2022. On this basis, we achieved a Lifetime Value to Customer Acquisition Cost ratio of approximately 22 times for members who joined during 2022.
Our Competitive Advantages
Trusted and Extensible Brand with Passionate Member Base
From our founding, we have been obsessed with the CLEAR member experience. We have been expanding our network, investing in our technology platform, strengthening our operations and developing our people to consistently deliver increased value to members and partners, resulting in our trusted and valued brand. Our passionate member base drives viral, word of mouth marketing and high annual retention rates. This is evident in our accelerated growth rate since inception and our approximately 22 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2022. It took seven years to reach our first million members, but less than one year to reach each subsequent million members (we added approximately 5 million members in 2022 alone). Our strong brand has enabled our expansion into new markets such as live sports and entertainment venues as well as digital health.
Operational Expertise at Scale
Today, our owned and operated businesses such as CLEAR Plus and mobile applications are the largest users of our platform. Operating and scaling our own consumer-facing service, CLEAR Plus, over the past 13 years has given us experience and capabilities that are hard to replicate, and an environment for innovation that benefits all of our partners. We have significant expertise implementing and seamlessly operating our platform’s combination of pod hardware, biometric technology and physical human interactions across 64 regulated or complex environments, such as airports and live sporting events. We also manage a growing ambassador and field manager part-time and full-time workforce of approximately 2,800 who are deployed across our expansive network of locations to implement our platform and continue to build our brand reputation. We combine our on-the-ground operational expertise with strong customer acquisition and retention, digital marketing, software and mobile application development and cybersecurity capabilities.
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
Innovative and Scalable Platform
We believe that the significant investments we have made in our technology platform are a key differentiator for our business. Our approximately 270 person technology team leads platform innovation inside CLEAR. We have spent more than 13 years to create our scalable and secure back-end and our easy-to-use consumer front-end. The scalability of our platform is demonstrated by our ability to quickly launch new features. For example, in 2022 we built a web experience that can be embedded into a partners native ecosystem so the partner can leverage our verification and enrollment technology. This web experience allows partners to use CLEAR's technology to verify their customers identities and provide friction-free experiences like account creation, login, age verification.
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
Attractive Growth While Maintaining Disciplined Capital Allocation
We have consistently focused on growth by investing in our secure identity platform, expanding our nationwide network and partnerships, adding talented team members and continuing to innovate. We are disciplined capital allocators and have achieved our current scale on net invested capital of approximately $50 million. Our business model is powered by network effects and characterized by efficient member acquisition and high retention rates. Our largest CLEAR Plus member acquisition channel is in-airport (representing 66%, 58% and 69% of member acquisitions for the years ended December 31, 2022, 2021 and 2020, respectively), where our prominent branding and expansive physical footprint allow prospective members to engage with CLEAR’s brand, ambassadors and technology firsthand. As we add partners, products and locations, our platform becomes more valuable to our members. This is evident by our approximately 22 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2022. For our definitions of “Lifetime Value” and “Customer Acquisition Cost” and information about how we calculate these metrics, see “—Our Member Acquisition and Retention Strategy.”
Led by Experienced, Visionary Team
CLEAR was founded in 2010 by Caryn Seidman-Becker, our Chairman and Chief Executive Officer, and Kenneth Cornick, our President and Chief Financial Officer. CLEAR is still executing on the original vision today, with Ms. Seidman-Becker and Mr. Cornick continuing to lead the business 13 years later. They are substantial owners of CLEAR and operate the business with the goal of long-term value creation. Ms. Seidman-Becker’s and Mr. Cornick’s prior investment experience informs their efficient capital allocation strategy, and they have attracted a deeply experienced team to accelerate CLEAR’s next phase of growth.
Our Growth Strategies
We have a significant track record of member growth within our domestic aviation vertical, and our platform has numerous adjacencies for further expansion.
Key elements of our growth strategy include:
•Grow CLEAR Plus Members: We see growth opportunities in our CLEAR Plus member base. We believe we can continue to open CLEAR lanes in new airports and new CLEAR lanes in our existing airports. As of December 31, 2022, our airport coverage is approximately 60% of 2022 TSA checkpoint volume. In December 2022, approximately 6% of all TSA checkpoint volume went through a CLEAR lane, compared to approximately 4% in December 2021. We also believe there are opportunities to continue to develop new features such as bag drop to improve the member and partner experience.
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
•Expand into new verticals and products: We have already made significant progress expanding from aviation into select new verticals, including travel and hospitality, live sports and entertainment and healthcare. We plan to continue investing in each of these verticals to increase the growth of our platform, member base and our network locations where our members can use and our partners can integrate with CLEAR. We believe we have a proven platform business with numerous natural adjacencies and as our member base and product portfolio grows, we believe we will have the opportunity to grow into new verticals. This portfolio may include payments, location access, ticketing, age validation and health profiles.
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
•International expansion: Our platform is highly scalable and can be rapidly deployed in new markets. We believe that there is likely to be global demand for our secure identity platform. While in the near-term the North American market remains our highest priority, through our December 2021 acquisition of Whyline, Inc. we now provide services to partners across international markets including Argentina, Brazil, Peru, Colombia, Mexico, Nicaragua, Spain, Canada, Germany, Italy, and the Netherlands.
Competition
We compete for both our members and our partners. The market in which we operate is highly fragmented and characterized by high growth, shifting user preferences, and introductions of new services and offerings. Our primary competitors are offline alternatives, including manual security checks and screening processes. These alternatives tend to be costly and involve significant manpower, time and resources. See “Risk Factors—Risks Related to Our Business, Brand and Operations—We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.”
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

As of December 31, 2022, we have 47 issued United States patents (with six additional patents allowed) and 63 patent applications pending in the United States relating to certain aspects of our technology. We also have a limited number of patents issued and patent applications filed in other countries. Our issued patents expire between 2032 and 2041. As of December 31, 2022, we have three U.S. registered trademarks, and six trademark applications pending in the United States. These include registrations for the CLEAR name and other brand indicia. We also have registered the domain name www.clearme.com, and similar variations.
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
Our organization’s core values are:
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
As of December 31, 2022, we had 3,056 full-time employees with our largest workforces in New York, Los Angeles and Atlanta. We compete to attract and retain diverse and highly talented individuals, particularly people with expertise in engineering, product development and marketing. Our ability to recruit talent benefits from our unique workplace culture and brand. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.
Government Regulation
Data and Privacy
Our business is subject to U.S. federal, state and local laws and regulations. These laws and regulations pertain to matters including but not limited to, the collection and use of biometric or health information, data privacy and information protection, labor and employment, intellectual property, consumer contracting and others, and are often complex and subject to varying interpretations. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (“CCPA”), and other states including Virginia and Colorado have also passed similar laws. Additionally, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023. CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses and new audit requirements. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. Certain states have laws that specifically regulate the collection and use of biometric information, such as Illinois’s Biometric Information Privacy Act (“BIPA”), and numerous states and municipalities are considering similar legislation. See “Risk Factors—Risks Related to Regulation and Litigation—Any actual or perceived failure to comply with applicable laws relating to privacy and data protection may result in significant liability, negative publicity and erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition.”
In addition, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations (collectively, “HIPAA”) impose specific requirements relating to the privacy, security and transmission of sensitive patient health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” See “Risk Factors—Risks Related to Regulation and Litigation—We function as a HIPAA “business associate” for certain of our health care partners and, as such, are subject to strict privacy and data security requirements. If we fail to comply with any of these requirements, we could be subject to significant liability, which can adversely affect our business as well as our ability to attract and retain new members and their utilization of our platform.”
International Operations
As we expand internationally we become subject to the regulatory regimes in other countries in which we operate, which may be equally or more complex. For example, through our December 2021 acquisition of Whyline, Inc., we now provide services to partners across international markets including Argentina, Brazil, Peru, Colombia, Mexico, Nicaragua, Spain, Canada, Germany, Italy, and the Netherlands, and are subject to the regulatory regimes in these countries as well.
In addition, as we expand in Europe we are subject to the General Data Protection Regulation (“GDPR”). GDPR took effect in May 2018 and includes operational requirements for companies that are established in the European Economic Area (“EEA”) or process personal data of individuals located in the EEA. These requirements govern the processing of personal data and include significant penalties for non-compliance. Additionally, the United Kingdom has transposed GDPR into domestic law with a United Kingdom version of GDPR (combining GDPR and the Data Protection Act of 2018) that took effect in January 2021, which exposes us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. The Brazilian General Data Protection Law took effect in August 2020 and imposes requirements similar to GDPR.
Aviation
Our airport operations are subject to standards promulgated by the federal government related to aviation security. These standards pertain to items such as checkpoint operations, enrollment and verification processes, employee hiring and training and information technology. We operate through the Registered Traveler Program according to guidelines set forth by the federal government which in some cases are overseen directly by the federal government and in some cases are overseen indirectly through our airport or airline partners. As we have grown, our regulatory frameworks have evolved as well. For example, as a result of our accelerated addition of new airport locations and offering of new functionality at airports (such as our biometric boarding pass service), we are subject to various audits, reviews and evaluations overseen by TSA, a sub-agency of the DHS. The DHS has certified our information security program at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act). In addition, the system we use for the Registered Traveler program (“Registered Traveler Program”) and similar programs has been certified by the DHS as a Qualified Anti-Terrorism Technology under the SAFETY Act. The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, technology providers may apply to the DHS for coverage of the products and services. If granted coverage, such providers receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism. See “Risk Factors—Risks Related to Regulation and Litigation—We must continue to meet the standards set for our airport operations by governmental stakeholders” and “—Liability protections provided by the SAFETY Act may be limited.”
The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section of this annual report for the fiscal year ended December 31, 2022 (“Annual Report on Form 10-K”) for information regarding how actions by governmental stakeholders and regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

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
Available Information
Our internet address is www.clearme.com and the investor relations section of our web site is located at www.ir.clearme.com. We make available free of charge, on or through the investor relations section of our web site, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Also posted on our web site are our by-laws, our Certificate of Incorporation, and the charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors (the “Board”). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our website is not incorporated by reference unless specifically referenced herein. We are subject to the informational requirements of the Exchange Act and therefore file periodic reports, proxy statements and other information with the SEC. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. To the extent required by the SEC's rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct and Ethics (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on our website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations Department.
Our Investor Relations Department can be contacted at Clear Secure, Inc., 85 10th Avenue, New York, NY 10011, Attn: Investor Relations, e-mail: ir@clearme.com.
ITEM 1A. RISK FACTORS
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below.
•failure to add new and retain existing members, increase CLEAR Plus memberships or increase the utilization of our platform;
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
Risks Related to Our Business, Brand and Operations
If we fail to add new and retain existing members, increase CLEAR Plus memberships or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected.
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
•our failure to maintain our existing or provide new or enhanced offerings that members value;
•our failure to attract new partners who in turn drive membership;
•negative associations or perceptions with, reduced awareness of, or negative publicity about, our brand, platform or biometrics in general;
•security incidents that may involve or are alleged to involve us, such as breaches of our information technology systems or other security incidents that may involve or are alleged to involve us; and
•macroeconomic and other conditions and events outside of our control, such as the COVID-19 pandemic, other pandemics and health concerns, decreased levels of travel or attendance at events, terrorism, war or military actions, civil unrest, political instability and general economic conditions, including an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.
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
If we fail to add new or retain existing partners, or profit from partner relationships, our business, results of operations and financial condition could be materially and adversely affected.
The growth of our business, including our membership base, geographic footprint and financial results, also depends on adding new partners and retaining existing partners, as well as increasing the revenue generated from both new and existing paying partners. Our partners help increase our opportunities to attract new members and in some cases help subsidize new and existing memberships. However, we may be unsuccessful at adding new partners, retaining existing partners or monetizing our partner relationships, and our success is subject to a number of the risks that we face in expanding our membership base. See “—If we fail to add new and retain existing members, increase CLEAR Plus memberships or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected” above.
If our partners stop trusting our platform or they or our members have an unsatisfactory experience with our platform, we are unable to offer new and relevant offerings and features or we are unable to increase the adoption of our platform, we could be unsuccessful at continuing to grow our partner network or increase the revenue generated from existing partners, which could hamper our prospects. This could in turn have an adverse impact on our ability to grow our membership base. If certain partners that subsidize new and existing memberships do not renew their agreements with us we could lose a portion of the members whose memberships are subsidized, which could impact our revenue and retention rate. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
If we are not able to meet evolving stakeholder expectations or to maintain the value and reputation of our brand, our business and financial results may be harmed.
We believe that our brand is important to attracting and retaining members and partners. Our business and prospects are dependent on our ability to build, maintain and expand trust in our brand and our platform from a variety of different stakeholders. Building and maintaining our brand depends on our ability to provide consistent, high-quality services to our members and partners. It also requires us to understand the evolving expectations of our stakeholders rapidly, and to adjust our offerings to meet them. An inability to accurately understand the expectations of our stakeholders or forecast changes in such expectations, or any failure to meet the expectations of our stakeholders, could have a material adverse effect on our brand, and therefore on our business, results of operations and financial condition. For example, our members expect us to protect their personal information, including their biometric information and health information, and provide them with safe, reliable, predictable and frictionless experiences where they choose to use our platform. Our partners expect us to build and maintain a world-class secure technology infrastructure and accurately perform the services for which they depend on us, such as correctly identifying a member at their point of use and correctly connecting a member with their boarding pass, event ticket or health credential. Aviation industry stakeholders such as our airline, airport and governmental partners expect us to continue to enhance aviation security.
Failure to meet these continuously evolving stakeholder expectations could diminish the trust in our brand and platform. While it is our mission to continue to build and expand the trust in our brand and our platform from all stakeholders, any actual or perceived failure to do so could result in a decreased number of members, decreased use of our platform by our members, slower growth in our platform and business than we expect, a discontinuation of our partnerships and relationships, and a negative impact on our ability to expand into other sectors or industries, any of which could have a material and adverse effect on our business, prospects, results of operations and financial condition.
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
Acquisitions of our competitors by companies that have more resources than us could have a negative impact on our competitive position. Some of our competitors may enter into alliances with each other or other companies or governmental agencies, or may establish or strengthen cooperative relationships with system integrators, third-party consulting firms or other parties. Any such consolidation, acquisitions, alliances or cooperative relationships could lead to pricing pressure and loss of market share and could result in one or more competitors with greater financial, technical, marketing, service and other resources, all of which could harm our competitive position. Furthermore, organizations may be more willing to incrementally add solutions to their existing infrastructure from our competitors than to replace their existing infrastructure with our solutions. These competitive pressures in our market or our failure to compete effectively may result in fewer members and partners and reduced revenue and gross margins. Any failure to meet and address these factors could adversely affect our business, results of operations and financial condition.
Increased adoption of new technological solutions and services, including third-party identity verification solutions and credential authentication solutions, at locations where we operate or may operate in the future could impact our business.
Private industry and governmental agencies have increased their efforts related to developing and launching identity verification solutions and credential authentication solutions, and we expect this trend to continue. For example, certain airlines, technology providers and TSA are exploring new technological solutions, in some cases including the use of identity verification technology or biometrics, that may gain widespread acceptance in locations where we operate, such as airports, or where we may operate in the future.

For example, the federal government has conducted a number of proof of concept demonstrations to evaluate identity verification technologies and other credential authentication technologies at airport checkpoints, intends to expand use of its own biometric credential authentication technologies at additional airport checkpoints, and is continuing to explore digital identities at checkpoints generally. State governments are issuing driver’s licenses in digital formats. Additionally, airlines have launched their own identity and credential authentication initiatives, in some cases with other identity verification partners. In many cases these initiatives also include use of biometrics, either via centralized or decentralized platforms, and any of these platforms or standards may become universally accepted and preferred by the industry, the TSA, airlines, and our other partners. Widespread adoption of competing identity verification solutions or credential authentication solutions or standards (including TSA’s own solutions) at airport checkpoints or other locations where we operate could adversely impact our ability to operate in the same manner as we operate today.
Public confidence in, and acceptance of, identity platforms and biometrics generally, and our platform specifically, will be a key factor in our business’s continued growth.
Our future profitability will depend, in part, on public confidence in and acceptance of identity platforms and biometrics generally. Continued acceptance of identity platforms and biometric information as a secure and reliable method to identify individuals, mitigate risk and minimize fraud is an important factor in our continued growth. While both identity platforms and biometrics have become more widely adopted, they may not achieve universal acceptance. The attractiveness of our solutions to members, partners and the venues where we operate is impacted by a number of factors, including the willingness of individuals to provide their personal information, including biometric information, to private or governmental entities, the level of confidence that such information can be stored safely and securely, and trust that such information will not be misused or breached. Certain individuals may never accept the use of biometrics as being safe. If identity platforms and biometrics do not achieve universal acceptance, our growth could be limited, which could materially adversely affect our business, results of operations and financial condition.
We might not implement successful strategies to increase adoption of our platform or expand into new verticals, which would limit our growth.
Our future profitability will depend, in part, on our ability to successfully implement our strategies to increase adoption of our platform, expand into new verticals and develop new offerings. We cannot assure you that the relatively new market for our platform and certain of our existing and proposed offerings will remain viable. The market for identity verification solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products, technologies or platform. Several organizations set standards for biometrics to be used in identification and standards continue to develop related to storage of biometric information or identity information. Although we believe that our technologies comply with existing standards, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products, services and platform.
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
Additionally, certain of our agreements with airports, airlines, airport governing authorities, sports teams, arenas, event venues and other partners and third parties include indemnification for losses suffered or incurred for a variety of reasons, such as a result of claims of intellectual property infringement, breaches of confidentiality, violations of law, security requirements, damage caused by us to property or persons, or other liabilities relating to or arising from the use of our platform or other acts or omissions. These provisions often survive termination or expiration of the applicable agreement. As we continue to grow, the possibility of infringement claims and other claims against us may increase. In connection with indemnification claims against us or our current or prior partners, we may incur significant legal expenses and may have to pay damages, settlement fees or license fees or stop using technology found to be in violation of the rights of one or more third-parties. These payments, if significant, could harm our business, results of operations and financial condition. We may also have to seek a license for the infringing or allegedly infringing technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deploy certain offerings. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform or solutions, which could negatively affect our business. Even if third-party claims against us lack merit, the expense and effort related to defending ourselves against these claims could be costly and time consuming.
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
Under certain of our commercial agreements, the total amount of compensation we receive is partially dependent on the level of use at the relevant location, because we receive payment for each individual who uses our platform at that site. Usage levels are due to a number of factors including many that are beyond our control, and if usage is lower than anticipated, the compensation we receive may be lower than expected.
As our agreements terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. We may in the future be required to enter into amendments or new agreements on less favorable terms, which could adversely affect our business, results of operations and financial condition.
Portions of our business and results of operations depend upon concessionaire agreements.
A significant portion of our business involves providing our services at U.S. airports through the federal government’s Registered Traveler Program. These services involve entering into concessionaire agreements with the airport or airport operators in which we operate. As is common with airport concessionaire agreements, our counterparties reserve the right to terminate the agreement upon the occurrence of certain events or for convenience. If our counterparties do not extend these agreements, or if they decide to exercise an early termination, our sales, results of operations and financial condition would be negatively impacted.
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
In addition, while we seek to develop new offerings and expand into new markets and industries, we may have limited or no experience in these market segments and industries, and our members may not adopt our product or service offerings. We may incur significant expense in our attempts to innovate and create new offerings, and these attempts may ultimately not be successful. New offerings, which can present new and difficult technology challenges, may subject us to claims if members of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products or services could result in the value of those investments being written down or written off.
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
As a result of government-mandated school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings and other social distancing measures beginning in March 2020 through the majority of the 2021 fiscal year, the COVID-19 pandemic limited our growth in airports and in other areas, such as the entertainment industry and events. As a result of COVID-19, in 2020, we experienced a decrease in enrollments for our airport service and a decrease in membership renewals and our Annual CLEAR Plus Net Member Retention declined to 78.8% in fiscal year 2020 (compared to 86.2% in fiscal year 2019 and 92.3% in fiscal year 2022). Even as these restrictions are lifted, and demand for travel and entertainment has increased, our operations have been, and may continue to be, adversely impacted by government regulations, and the social distancing practices and health concerns of our guests and employees. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the cumulative, future and ultimate impact of the COVID-19 pandemic on our future business, results of operations and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments that are outside of our control, including the duration and extent of the spread of COVID-19 both globally and within the United States, the availability and uptake of COVID-19 vaccines, the success of the COVID-19 vaccines against future variants, the prevalence of local, national and international travel restrictions, flight volumes, local and national restrictions on the attendance of events, such as shelter at home orders, the impact on capital and financial markets and on the U.S. and global economies, governmental or regulatory orders that impact our business, and changes in customers’ travel preferences as well as the availability of other services in the travel in industry in response to the foregoing, all of which are highly uncertain and cannot be predicted.
In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on our partners and third-party vendors and service providers, and we may continue to be adversely impacted as a result of the material adverse impact that COVID-19 has had and may have on our partners, such as certain airlines, sports teams and third-party vendors. To the extent the COVID-19 pandemic continues to impact their or our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially adversely impact our business, results of operations and financial condition.
Any decline or disruption in the travel industry or general economic downturn could materially adversely affect our business, results of operations and financial condition.
We have derived substantially all of our historical revenue from members who enroll in CLEAR Plus, which includes our Registered Traveler Program service at U.S. airports, and one of our growth strategies is to continue expanding in our domestic aviation network. Accordingly, our performance is dependent on the strength of the travel industry. Our revenue is therefore susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, such as COVID-19 and the risks it presents as described above. Additionally, platform usage beyond airports is driven by venues being open and holding events and workplaces being open for workers. Other events or factors beyond our control can disrupt travel and events within the United States and globally or otherwise result in declines in travel demand and the demand to attend events. These events include prolonged extreme weather, natural disasters or man-made disasters, travel-related health concerns (including pandemics and epidemics, such as COVID-19, Monkeypox, Ebola, Zika, Middle East Respiratory Syndrome or other outbreak of contagious diseases), restrictions related to travel, stay-at-home orders, wars and military actions, terrorist attacks, sources of political uncertainty or political events, protests, foreign policy changes, regional hostilities, general economic conditions, increases in ticket prices, changes in regulations, labor unrest or travel-related accidents. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior and attendance at events by consumers, and therefore demand for our airport and events services, which could materially adversely affect our business, results of operations and financial condition. Additionally, as the Real ID Act will require passengers having compliant identification to travel by air in the United States by May 7, 2025, such regulation, if not extended, may decrease the number of travelers with compliant identification and, therefore, negatively impact the demand for our airport services, which could materially adversely affect our business, results of operations and financial condition.
Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in enrollments or renewals of CLEAR Plus and lower attendance at events, and thus result in decreasing platform usage and lower revenue. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, inflation, and the potential for a recession, have led to a general decrease in travel and travel spending, as well as discretionary spending on events, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations and financial condition.
We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.
We expect that our existing cash and cash equivalents, together with our net proceeds from our IPO, will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our platform, products and services, develop new platform features, products and services, enhance our existing platform, products, services and operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A Common Stock could suffer significant dilution, and any new shares we issue could have rights, preferences and privileges superior to those of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could impose additional restrictions on our ability to make distributions or pay dividends to our stockholders, or make it less likely that our Board will declare such distributions or dividends.
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
Our business depends on retaining and attracting high-quality personnel, including certain key personnel, and continued attrition, future attrition or unsuccessful succession planning could adversely affect our business.
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
In addition, we depend on the continued services and performance of our key personnel, including our Chairman and Chief Executive Officer, Ms. Seidman-Becker, and our President and Chief Financial Officer, Mr. Cornick, who founded our Company and have been instrumental in devising and implementing our strategies for growth and scaling our business. We do not have employment agreements with Ms. Seidman-Becker, Mr. Cornick or other key members of our senior management team, who remain at-will employees. As these individuals are able to terminate their employment with us at any time, such termination could materially adversely affect our business, results of operations and financial condition, as well as our future prospects. Certain key members of our management team have a shorter employment history at our company and did not previously work within our industry. Recently hired executives may view our business differently than members of our prior management team and, over time, may make changes to our personnel and their responsibilities as well as our strategic focus, operations or business plans. We may not be able to properly manage any such shift in focus, and any changes to our business may ultimately prove unsuccessful.
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
Our platform is a complex system composed of many interoperating components and software. Our business is dependent upon our ability to accurately confirm identities and provide the ability to connect attributes, such as boarding passes, tickets, health information or payment information, to these identities, with minimal system interruption. Our software may now or in the future contain undetected errors, bugs or vulnerabilities. Some errors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, operational errors, platform unavailability or system disruption. In addition, we may fail to detect bugs in software of businesses we acquire in our integration process. Any real or perceived errors, bugs or vulnerabilities discovered in our code or systems released to production or found in third-party software that is incorporated into our code could result in poor system performance, an interruption in the availability of our platform, systems or websites (including our ability to sell our memberships online), data loss, errors in completing enrollments or verifications, negative publicity, damage to our reputation, loss of existing and potential members or partners, and loss of revenue, any of which could materially adversely affect our business, results of operations and financial condition.
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
Our business could be adversely impacted by changes in the Internet browsers and mobile device accessibility of members.
Our business depends on members’ access to our platform via a mobile device, an Internet browser and the Internet generally. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access, internet browsers and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt or increase the cost of members’ ability to access our platform. In addition, the Internet infrastructure that we and members of our platform rely on in any particular location may be unable to support the demands placed upon it. Any such failure in Internet, browser or mobile device accessibility, even for a short period of time, could adversely affect our results of operations.
In particular, a significant and growing portion of our members access our platform through the CLEAR mobile application (the “app”) and through our secure identity platform, Powered by CLEAR. There is no guarantee that popular mobile devices and browsers will continue to support such platform, app or service, or that our members will use our platform or app rather than competing products. We are dependent on the interoperability of our app with popular mobile operating systems that we do not control, such as Android and iOS, and Powered by CLEAR with popular internet browsers. Any changes in such systems that degrade the functionality of our digital offerings or give preferential treatment to competitors could adversely affect our platform’s usage. In the event that it is difficult for our members to access and use our platform, our competitors develop products and services that are perceived to operate more effectively, or if our members choose not to access or use our platform or use mobile products that do not offer access to our platform, our member growth and member engagement could be adversely impacted.
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
Our members pay for our products and services using a variety of different payment methods, including credit and debit cards, and online wallets. We rely on third party systems to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill members on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.
Our business may be vulnerable to the adverse effects of climate change, which may negatively impact our operations.
Our primary locations may be vulnerable to the adverse effects of climate change. Extreme weather conditions may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. In addition, current and emerging legal and regulatory requirements with respect to climate change and other aspects of environmental, social, governance and other sustainability (“ESG”) (e.g., disclosure requirements) may result in increased compliance requirements on our business, which may increase our operating costs and cause disruptions in our operations.
We are dependent on CLEAR Plus memberships for a significant portion of our future revenue, and a significant reduction in CLEAR Plus memberships would reduce our future revenue and harm our anticipated operating results. Given our dependence on CLEAR Plus for a significant portion of our revenues, a decrease in demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy source, such as air travel, could have a material negative impact on our revenues.
We have limited experience operating outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
We have, and in the future we may continue to, expand our presence internationally. For example, in December 2021, we acquired Whyline, Inc., our virtual queuing technology used for Reserve Powered by CLEAR, which is a company that has partnerships across international markets including Argentina, Mexico, Brazil, the United States, Peru, Honduras, and Canada, and which we have expanded further into Europe. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to requiring support from our engineering, operations, security, finance, analytics and legal teams. As we continue to expand globally, we may incur significant additional operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•compliance with privacy and data protection laws, including laws regulating the use and collection of biometric information and health information (see “Risks Related to Regulation and Litigation—“Any actual or perceived failure to comply with applicable laws relating to privacy and data protection may result in significant liability, negative publicity and erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition” and “Business—Government Regulation”);
•differing international norms and expectations, including but not limited to those related to the use of personal information;
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
Our business requires us to use, store, process and transmit data, including a large amount of sensitive and confidential personal information, including personally identifiable information (“PII”) of members, employees and partners. This may include, for example: biographic information, such as names, addresses, phone numbers, email addresses; biometric information; government-issued identification; health information that members choose to include in their accounts; and payment account information. Although malicious attacks to gain access to personal information or PII affect many companies across various industries, we are at a relatively greater risk of being targeted because of our high profile and the types of personal information we manage. Our business depends on earning and maintaining the trust of our members and our partners and any breaches or alleged breaches of our systems could adversely affect our business, including by impacting the trust that we have gained. See “Risks Related to Our Business, Brand and Operations—If we are not able to meet evolving stakeholder expectations or to maintain the value and reputation of our brand, our business and financial results may be harmed.”
We devote significant resources to network security, data encryption and other security measures to protect our systems and data, and have been certified by the federal government as operating certain of our information security systems at a FISMA High Rating in accordance with the Federal Information Security Modernization Act and National Institute of Standards and Technology, but these security measures cannot provide, and we cannot guarantee, absolute security. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data or accounts. Increasingly, companies are subject to a wide variety of attacks on their systems on an ongoing basis that are continually evolving. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms, and ransomware), employee theft, error or misuse, password spraying, phishing, social engineering (predominantly spear phishing attacks), credential stuffing, and denial-of-service attacks, we also face an increasing number of threats (including advanced persistent threat intrusions) to our information technology systems from a broad range of actors, including sophisticated organized crime, nation-state and nation-state supported actors, and we cannot assure you that our systems will not be compromised or disrupted by these tactics. Our solutions integrate and rely in part on products, services and technologies developed and supplied by third-party vendors and service providers. Although we make efforts to review our third-party vendors and service providers and the products, services and technologies on which our solutions rely, vulnerabilities in our vendors’ and service providers’ products, services and technologies may make our own solutions and information technology systems vulnerable to breach, attack and other risks. Third parties may attempt to fraudulently induce employees, users or partners into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our or our third-party vendors’ or service providers’ internal electronic systems, networks, and/or physical facilities in order to gain access to our data, which could result in significant legal and financial exposure, a loss of confidence in our security, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue.
Breaches and attacks on us or our third-party vendors or service providers may cause interruptions to the services we provide, degrade the member experience, cause members or partners to lose confidence and trust in our platform and decrease their use of our platform or stop using our platform entirely, impair our internal systems, or otherwise result in financial harm to us. As we grow within the United States, and expand our international presence, our heightened visibility has increased, and will continue to increase, the risk that we become a target of such attacks. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or personal information, could result in the loss, modification, disclosure, destruction or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position, or lead to decreases in the price of our Class A Common Stock. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measure or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data and the personal information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or service provider error or malfeasance, including defects or vulnerabilities in our suppliers’ or service providers’ information technology systems or offerings, including products and offerings that we integrate into our products and services; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.

If we were to experience a breach of our systems and were unable to protect sensitive data, we may not be able to remedy such breach, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization and compensate them for any damages, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. Additionally, such a breach could curtail or otherwise adversely impact access to our services, materially damage partner and member relationships, and cause us to lose members or partners. Moreover, if a security breach affects our systems or results in the unauthorized release of personal information, our reputation and brand could be materially damaged, use of our platform and services could decrease, and we could be exposed to a risk of loss or litigation and possible liability.
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
We rely on third-party technology for certain of our critical business functions, including credit card readers, scanners, third-party software, cameras and other technology to complete member enrollments and verifications, network infrastructure for hosting our website and mobile application, software libraries, development environments and tools, services to allow members to populate their accounts with personal information, and cloud storage platforms. Our business is dependent on the integrity, security and efficient operation of these systems and technologies, and we do not necessarily control the operation or data security of the third-party providers we utilize. Our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers may be insufficient or inadequate to prevent or remediate such risks. Our systems and operations or those of our third-party providers and partners could be exposed to damage, interruption, security breach and other risks from, among other things, computer viruses and other malicious software, denial-of-service attacks and other cyberattacks, acts of terrorism, human error, sabotage, natural disasters, telecommunications failures, financial insolvency, bankruptcy and similar events, and may be subject to financial, legal or regulatory issues, each of which may impose additional costs or requirements on us, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach, or prevent these third parties from providing services to us or our members on our behalf. The failure of these systems to perform as designed, the vulnerability of these systems to security breaches or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives in a timely and efficient manner and on acceptable terms, or at all, could disrupt our operations and subject us to losses or costs to remediate any of these deficiencies. In addition, we cannot be assured that third parties will comply with their agreements with us and applicable laws and regulations or that third parties will not increase their prices or give preferential treatment to our competitors. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Additionally, the occurrence or perception of any of the above events could result in members ceasing to use our platform, reputational damage, legal or regulatory proceedings or other adverse consequences, which could materially adversely affect our business, results of operations and financial condition.
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
Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. We have to rely on licensed technology from others, and accordingly, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. With regard to our own intellectual property, there can be no assurance that our efforts to enforce and protect our rights will be adequate to prevent the misappropriation or improper use of our protected technology particularly in international markets.
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
See “Risks Related to Regulation and Litigation—We may be sued by third parties for alleged infringement, misappropriation, or other violations of intellectual property and other proprietary rights.”
Risks Related to Regulation and Litigation
We must continue to meet the standards set for our airport operations by governmental stakeholders.
We relaunched in 2010 at two U.S. airports as the only private company authorized by the DHS to automate the process for confirming traveler identity and validating travel documents for enrolled CLEAR members, and we continue to provide airport services to our members through the Registered Traveler Program. As we have grown, our interactions with the federal government have expanded as well. For example, in January 2020, we were selected by the TSA as an awardee in the TSA Biometric PreCheck® Expansion Services and Vetting Program to handle subscription renewal processing and new enrollments for the TSA PreCheck® program and have entered into an up to 10-year agreement to provide such services to the traveling public. On December 21, 2022, the Transportation Security Administration (“TSA”) issued an authority to operate (“ATO”) to CLEAR for the TSA PreCheck® Enrollment Provided by CLEAR enrollment system, and we expect to begin enrolling travelers in TSA PreCheck® in early 2023. Additionally, we have entered into numerous Cooperative Research and Development Agreements with the DHS, and the DHS has certified the biometric enrollment and verification system we use in certain locations as Qualified Anti-Terrorism Technology under the SAFETY Act.
We operate through the Registered Traveler Program according to guidelines set forth by the federal government, which have historically been implemented through our airport and/or airline partners. As we have grown, our regulatory frameworks have evolved as well. For example, as a result of our accelerated addition of new airport locations and offering of new functionality at airports (such as our biometric boarding pass service), we are subject to various audits, reviews and evaluations overseen by TSA, a sub-agency of the DHS, which includes the following: annual operational audits at each airport where we operate our Registered Traveler Program requiring us to demonstrate compliance with airport checkpoint security protocols; audits of certain of our information systems against a stringent FISMA High Rating designation for information security and an additional “Registered Traveler Security Overlay” framework; ongoing periodic reviews of our operational procedures and technology, such as the biometric matching technology and credential authentication systems that help power our system; ongoing special emphasis inspections of our compliance with operational and procedural obligations for Registered Traveler Program providers; and an evaluation by the Science and Technology Directorate of the DHS of our biometric enrollment and verification system for renewal of our SAFETY Act certification as a Qualified Anti-Terrorism Technology.
The future success of programs we operate with support or authorization from governmental stakeholders depends on our continued ability to satisfy the regulatory standards they promulgate such as those set forth above and maintain their support generally, including continuing to adhere to airport security protocols and maintaining an appropriate data security platform. Failure to meet the standards set forth by governmental stakeholders, changes in the rules, requirements or operational procedures applicable to our business or the Registered Traveler Program generally, and evolving frameworks such as increased use of the federal government’s own credential authentication technology could negatively impact the level of service experienced by our customers and our ability to continue adding new services in regulated locations, add new locations for our existing services, or even continue to operate the same services we operate now. Further, should regulatory frameworks evolve, they may increase our operating expenses, make compliance more difficult or impact our operating protocols, require us to add new staffing, and divert management’s attention from other growth initiatives. Failure to meet any such new standards in the future may have a material adverse impact on our business, results of operations and financial condition.

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
We expect that the occurrence of infringement claims and allegations is likely to grow as the market for biometric solutions and identity products and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Even alleged infringement claims that lack merit may be distracting and expensive to defend and could contribute to reduced public confidence in our platform, and even if meritorious but ultimately unsuccessful, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require use to incur significant expenditures. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A Common Stock may decline. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, results of operations and financial condition.
Any actual or perceived failure to comply with applicable laws relating to privacy and data protection may result in significant liability, negative publicity and erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition.
As part of our normal operations, we collect, process and retain personal information about individuals. We are subject to various federal and state laws and rules regarding the collection, use, disclosure, storage, transmission, and destruction of this personal information. We collect and use personal information when our members enroll in our platform and use our platform after they have completed their enrollment. The laws of many states and countries require businesses that maintain such personal data to implement measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used.
Numerous states and municipalities have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use and processing of state residents’ personal data. For example, CCPA took effect on January 1, 2020. CCPA provides enhanced data privacy rights to California consumers, including the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. CCPA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of CCPA will be interpreted and enforced. Additionally, both CPRA and the Virginia Consumer Data Protection Act (“VCDPA”) took effect on January 1, 2023. CPRA further expands CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. The VCDPA similarly provides Virginia consumers with certain rights regarding personal information, and imposes obligations on business that process personal information to comply with those rights and creates penalties for businesses that fail to comply with those obligations. In addition, in July 2021, Colorado passed the Colorado Privacy Act, which provides similar privacy rights for Colorado consumer consumers. CPRA, CCPA, VCDPA and other similar state laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements relevant to our business.
States such as Illinois, Texas and Washington, have laws that specifically regulate the collection and use of biometric information, and numerous states and municipalities are considering similar legislation. Illinois’ Biometric Information Privacy Act (“BIPA”) includes both a private right of action and liquidated damages for companies that violate its provisions and many states are modeling new biometric privacy laws after Illinois’ BIPA. Regardless of any company’s efforts to comply with the requirements of BIPA, this private right of action increases the general likelihood of, and costs and risks associated with, biometrics litigation. Recent BIPA caselaw has increased liability exposure and the scope of damages that may be collected for alleged violations. Other states, such as New York, are considering comparable laws covering biometric information. The effects of BIPA, CPRA, CCPA, VCDPA and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Furthermore, municipalities have started regulating biometrics at a more local level, such as the New York City Biometric Identifier Information Law and the City of Portland’s restriction on certain uses of facial recognition technology. These restrictions may reduce the capabilities of companies that utilize biometrics to expand their platforms in these locations. See “Business—Government Regulation.”
Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted and may in the future enact different and potentially contradictory requirements for protecting personal information collected and maintained electronically. These regulations have become particularly relevant to us as we expand our operations beyond the United States. For example, GDPR, which became effective on May 25, 2018, includes operational requirements for companies that are established in the EEA or process personal data of individuals located in the EEA. These requirements govern the processing of personal data and include significant penalties for non-compliance. Failure to comply with GDPR may result in fines of up to 20 million euro or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting on the ways in which our business can use personal data. Additionally, the United Kingdom has transposed GDPR into domestic law with a United Kingdom version of GDPR (combining GDPR and the Data Protection Act of 2018) that took effect in January 2021, which exposes us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. Compliance with numerous and contradictory requirements of different jurisdictions is particularly difficult and costly for a business such as ours that collects personal information from members. If any jurisdiction in which we currently, or in the future may, operate adopts new laws or changes its interpretation of its laws, rules or regulations relating to data use and processing such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions.
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
While we make significant efforts to comply with all laws, regulations, standards and obligations applicable to us, we cannot guarantee that we have always been or will always be successful. Privacy and data protection laws, rules and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain and potentially inconsistent. Compliance with such laws may require changes to our operations and business practices and may thereby increase compliance costs or have other material adverse effects on our business. In addition, even alleged violations of such laws could be costly to defend and divert management’s attention. Failure or perceived failure to comply with laws regarding the collection and use of biometric information like BIPA could have an adverse impact on our business and results. While we have invested and continue to invest significant resources to comply with privacy regulations, many of these regulations expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographies, any of which could materially adversely affect our business, results of operations and financial condition.
Any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws (such as BIPA), rules and regulations could result in proceedings or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.
We function as a HIPAA “business associate” for certain of our health care partners and, as such, are subject to strict privacy and data security requirements. If we fail to comply with any of these requirements, we could be subject to significant liability, which can adversely affect our business as well as our ability to attract and retain new members and their utilization of our platform.
HIPAA imposes specified requirements relating to the privacy, security and transmission of sensitive patient health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” As our business evolves, we expect to increasingly enter into agreements in which we are a “business associate” for partners in the healthcare industry that are HIPAA covered entities and service providers, and therefore we are and will increasingly be regulated under these agreements as a business associate for the purposes of HIPAA. If we are unable to comply with our obligations as a HIPAA business associate, we could face substantial civil and even criminal liability. HITECH imposes four tiers of civil monetary penalties and gives state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
When we process PHI on behalf of a covered entity, we are required by HIPAA to maintain HIPAA-compliant business associate agreements with our partners that are HIPAA covered entities and service providers, as well as certain of our subcontractors that access, maintain, create or transmit sensitive patient health information on our behalf for the rendering of services to our HIPAA covered entity and service provider members. These agreements impose stringent data security and other obligations on us. If we or our subcontractors are unable to meet the requirements of any of these business associate agreements, we could face contractual liability under the applicable business associate agreement as well as possible civil and criminal liability under HIPAA, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain members.
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
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions as well as regulations promulgated by government agencies. These laws and regulations pertain to matters, including but not limited to, the collection and use of biometric or health information, data privacy and information protection, labor and employment, intellectual property, consumer contracting and others, and are often complex and subject to varying interpretations. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. New offerings may also subject us to laws and regulations that we have not historically been subject to.
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
Additionally, actual or perceived ESG matters and our response to these matters could harm our reputation and business results. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
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
Additionally, we procure insurance policies to cover various operations-related risks, including general business liability, workers’ compensation, employment practices liability, cyber liability and data breaches, and directors’ and officers’ liability insurance. Our costs for obtaining insurance policies will increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and expand, we may experience difficulty in obtaining insurance coverage for new and evolving offerings, which could require us to incur greater costs and materially adversely affect our business, results of operations and financial condition. For example, the cyber insurance market continues to evolve and may be less available than in the past. Accordingly, appropriate insurance coverage may not be available to us in the future on economically reasonable terms or at all to cover all of our business exposure.
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
Certain of our technologies and solutions are certified or designated by the DHS as Qualified Anti-Terrorism Technologies under the SAFETY Act. The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, technology providers may apply to the DHS for coverage of the products and services. If granted coverage, such providers receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism. While we believe our applicable technologies and solutions will continue to meet with the approval of the DHS’s SAFETY Act office, we cannot be sure that the SAFETY Act certification and designation will be renewed in the future. Additionally, we do not enjoy coverage for every service we provide. In addition, the terms of the SAFETY Act coverage decisions awarded to us by the DHS contain conditions and requirements that we may not be able to continue to satisfy in the future. In the future, if the DHS limits availability of SAFETY Act coverage or the scope of any coverage previously awarded to us, denies us coverage or suspends or terminates our coverage for a particular service, or delays in making decisions about whether to grant us coverage, we may become exposed to legal claims that the SAFETY Act was otherwise designed to prevent.
Risks Related to Our Financial Results
We may not be able to achieve or sustain profitability in the future and have incurred, and expect to continue to incur, increased expenses as we continue to invest in growth.
We have not been profitable since our relaunch in 2010, and we recorded a net loss of approximately $115.4 million, $115.1 million and $9.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Our expenses have increased, and we expect them to continue to increase, in some cases significantly in comparison to the 2020 fiscal year, when we had lower staffing needs and proactively reduced our operating expenses as we attempted to manage the impact of the COVID-19 pandemic on our financial results. We have also incurred increased expenses in response to increased travel volumes as the impact of the COVID-19 pandemic on the travel industry subsides or otherwise to support our growth efforts. Following our IPO, we have also incurred, and expect to continue to incur, increased amounts of compensation expense, including related to equity awards granted under the 2021 Omnibus Incentive Plan to both existing employees and newly-hired employees, and grants in connection with new hires could be significant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the COVID-19 Pandemic.”
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
We are a holding company and our principal asset is our ownership of Alclear Units. We have no independent means of generating revenue, and our ability to pay dividends, taxes and operating expenses is dependent upon the financial results and cash flows of Alclear and its subsidiaries and distributions we receive from Alclear. As the sole managing member of Alclear, we intend to cause, and will rely on, Alclear to make distributions to us, the Founder Post-IPO Members and the other CLEAR Post-IPO Members, in amounts sufficient to cover dividends, if any, all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreement entered into between the Company and the CLEAR Post-IPO Members on June 29, 2021 in connection with the reorganization transactions (the “Tax Receivable Agreement”) and other costs or expenses. However, there can be no assurance that Alclear will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. In addition, when Alclear makes certain distributions to the Company, the other members of Alclear may also be entitled to receive distributions pro rata based on their economic interests in Alclear.
To the extent that we need funds or intend to pay dividends and such distributions to us by Alclear are restricted or not possible, under applicable law or regulation, as a result of covenants in our debt agreements or otherwise, we may not be able to pay dividends or obtain such funds on terms acceptable to us or at all and as a result could suffer a material adverse effect on our liquidity and financial condition.
Under Alclear’s Operating Agreement, we expect Alclear from time to time to make pro rata distributions in cash to its unitholders, including us, the Founder Post-IPO Members and the other CLEAR Post-IPO Members, in amounts sufficient to cover taxes on our allocable share of the taxable income of Alclear and payments we are obligated to make under the Tax Receivable Agreement. As a result of (i) potential differences in the amount of net taxable income allocable to us and to Alclear’s other unitholders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate from (a) the Company’s allocable share of existing tax basis acquired in its IPO, (b) increases in the Company’s allocable share of existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Alclear as a result of exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from CLEAR Post-IPO Members (or their transferees or other assignees) and (c) certain other tax benefits we anticipate receiving under the Tax Receivable Agreement, these cash distributions have been, and we expect that they will continue to be, in amounts that exceed our tax liabilities. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the present exchange ratio of one-to-one for Alclear Units and corresponding shares of Common Stock is made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A Common Stock or Class B Common Stock or otherwise take ameliorative actions between Alclear Units and shares of Class A Common Stock or Class B Common Stock and instead, for example, hold such cash balances, or lend them to Alclear, this may result in shares of our Class A Common Stock or Class B Common Stock increasing in value relative to the value of Alclear Units. The holders of Alclear Units may benefit from any value attributable to such cash balances if they acquire shares of Class A Common Stock or Class B Common Stock in exchange for their Alclear Units, notwithstanding that such holders may previously have participated as holders of Alclear Units in distributions that resulted in such excess cash balances.
We paid a special cash dividend in the fourth quarter of our 2022 fiscal year, and may or may not in the future pay cash dividends to our stockholders, but our ability to do so may be limited by our holding company structure, contractual restrictions and other factors.
We declared a special cash dividend in the fourth quarter of 2022 to holders of our Class A and Class B Common Stock and may in the future pay cash dividends to our stockholders. However, we are a holding company, with our principal asset being our controlling equity interest in Alclear, and we have no independent means of generating revenue. Accordingly, as the managing member of Alclear, we intend to cause, and will rely on, Alclear to make distributions to its members, including Clear Secure, Inc., to fund our dividends. When Alclear makes such distributions, the other members of Alclear will also be entitled to receive distributions pro rata based on their economic interests in Alclear.
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
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the CLEAR Post-IPO Members that do not benefit the holders of our Class A Common Stock to the same extent that it benefits the CLEAR Post-IPO Members. In connection with the IPO, we entered into a Tax Receivable Agreement with the CLEAR Post-IPO Members that provides for the payment by us to the CLEAR Post-IPO Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from CLEAR Post-IPO Members (or their transferees or other assignees) or (b) payments under the Tax Receivable Agreement, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement. Although the Company retains 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A Common Stock.
We are controlled by the Founder Post-IPO Members, whose interests in our business may be different than yours.
As of December 31, 2022, the Founder Post-IPO Members collectively control approximately 80.9% of the combined voting power of our outstanding shares of Common Stock as a result of its ownership of our Class B Common Stock and our Class D Common Stock, each share of which is entitled to 20 votes per share on all matters submitted to a vote of our stockholders.
The Founder Post-IPO Members have the ability to control our Company, including the ability to control any action requiring the general approval of our stockholders, including the election of our Board, the adoption of amendments to our Certificate of Incorporation and by-laws and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without the support of the Founder Post-IPO Members, even if such events are in the best interests of minority stockholders. This concentration of voting power with the Founder Post-IPO Members may have a negative impact on the price of our Class A Common Stock. In addition, because shares of our Class B Common Stock and Class D Common Stock each have 20 votes per share on matters submitted to a vote of our stockholders, the Founder Post-IPO Members are able to control our Company until such time that the Founder Post-IPO Members no longer collectively beneficially own a majority of the voting power of our outstanding shares of Common Stock. Further, even when the Founder Post-IPO Members cease to collectively own shares of our Common Stock representing a majority of the combined voting power of our outstanding shares of Common Stock, for so long as the Founder Post-IPO Members continue to collectively own a significant percentage of our stock, they will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval through their voting power.
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
On May 13, 2022, our Board authorized a stock repurchase program, whereby we may purchase up to $100‑million of the Company's Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time, and we have no obligation to repurchase any amount of our Class A Common Stock under the repurchase program.
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
Our Certificate of Incorporation and by-laws contain several provisions that make it more difficult or expensive for a third party to acquire control of us without the approval of our Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which only become effective the first date on which Ms. Seidman-Becker and Mr. Cornick (the “Co-Founders”), together with the other persons in their permitted ownership groups (which include the Founder Post-IPO Members), collectively beneficially own, in aggregate, less than a majority of the combined voting power of our outstanding shares of Common Stock entitled to vote generally in the election of directors (the “Triggering Event”):
•the 20 vote per share feature of our Class B Common Stock and Class D Common Stock;
•after the Triggering Event, the sole ability of the Board to fill a vacancy on the board of directors;
•prohibiting our stockholders from calling a special meeting of stockholders;
•after the Triggering Event, no ability for our stockholders to take action by written consent;
•after the Triggering Event, certain amendments to our Certificate of Incorporation or amendments to our by-laws will require the approval of 66 2/3% of the combined voting power of our outstanding shares of Common Stock;
•after the Triggering Event, removal of directors will require the approval of holders of at least 662∕3% of the combined voting power of our outstanding shares of Common Stock; and
•authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our Board without any need for action by stockholders.
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
The market price of our Class A Common Stock has been, and may in the future be, subject to significant fluctuations in response to a number of factors, most of which we cannot control. These factors include, among others:
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
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, has increased our costs and may disrupt the regular operations of our business.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations makes some activities more difficult, time consuming, or costly, and as a result may place a strain, on our systems and resources. In addition, now that we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley. Stockholder activism, the political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate.
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
We have recorded, and will continue to record, substantial stock-compensation expense for the Founder PSUs. The aggregate grant date fair value of the Founder PSUs is estimated to be approximately $66.3 million, which will be recognized as compensation expense over a number of years following the closing of our IPO.
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
Our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred securities having such designations, preferences, limitations and relative rights, including preferences over our Common Stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred securities could adversely impact the voting power or value of our Common Stock. For example, we might grant holders of preferred securities the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred securities could affect the residual value of the Common Stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

As of December 31, 2022, our headquarters and principal executive offices are located at 65 East 55th Street, 17th Floor, New York, New York 10022, consisting of approximately 34,825 square feet, under a lease which expires in June 2030, unless terminated earlier under certain circumstances specified in our leases. On January 23, 2023, we relocated our headquarters and principal executive offices to 85 10th Avenue, New York, NY 10011, which is approximately 120,000 square feet.

In most of the airports, stadiums and other venues where we operate, we typically operate under a concessionaire or services agreement with the airport or other venue. For the space we use under these agreements, we are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. In many of these locations our arrangements include our ability to access space for certain small offices for our team members to use.

We believe that our existing facilities and offices are in good operating condition and adequately meet our current requirements. If we require additional space to support future use and expansion, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been involved in legal proceedings and in the future may be subject to claims, lawsuits and other proceedings arising during the ordinary course of business, including, without limitation, claims by members, intellectual property claims, contract and employment claims and claims related to data privacy. In the ordinary course of business, we may also be subject to regulatory and governmental investigations, information requests and subpoenas, inquiries and threatened legal actions and proceedings. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of any current or future claims, proceedings or litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation. See “Risk Factors—Risks Related to Regulation and Litigation—We may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and operating results.”
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

Dividend Policy

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and therefore our Board could decide in the future whether or not to declare dividends. On November 14, 2022, the Company announced that its Board declared a special cash dividend in the amount of $0.25 per share, payable on December 7, 2022 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on November 28, 2022 (the “Record Date”). The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear (who own approximately 43% of the interests in Alclear as of the Record Date) and the Company (which owns approximately 57% of the interests in Alclear as of the Record Date). Any future dividends will be subject to the approval of the Board. To the extent the dividend exceeds the Company’s current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.
Stockholders
Based on information made available to us by the transfer agent, as of February 22, 2023, we have 130 holders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, two holders of record of our Class B Common Stock, 28 holders of record of our Class C Common Stock and two holders of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.
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

Warrants
As part of the reorganization transactions, certain warrants of Alclear were, in accordance with their terms, (i) exchanged for new warrants representing the right to receive Class A common stock or (ii) remained at Alclear and continue to be exercisable for Alclear Units. See Note 13 within the consolidated financial statements included elsewhere in this document for more information on warrant exercises.
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
Issuer Purchases of Equity Securities
Below is a summary of the repurchases during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2022-October 31, 2022	—	—	—	—
November 1, 2022-November 30, 2022	—	—	—	—
December 1, 2022-December 31, 2022	—	—	—	—
Total	—	$—	—	$—

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

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to our proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Stock Performance Graph
The following graph compares the relative performance of our Class A Common Stock, with the total cumulative return of the S&P 500 Index, S&P Software & Services Select Industry Index and NASDAQ Composite Index. This graph covers the period from June 30, 2021 through December 31, 2022. The comparison assumes an investment of $100 on June 30, 2021 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The S&P 500 and Nasdaq, Inc. indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our Common Stock.

$200
$150
$100
$50
$0
6/21
8/21
9/21
10/21
11/21
12/21
1/22
2/22
3/22
4/22
5/22
6/22
7/22
9/22
10/22
11/22
12/22
Clear Secure, Inc.
S&P 500
NASDAQ Composite
S&P Software & Services Select Industry Index

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
ITEM 6. SELECTED FINANCIAL DATA

Reserved
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this annual report for the fiscal year ended December 31, 2022 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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
The discussion in this MD&A is generally related to 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
CLEAR is an identity company obsessed with the customer experience. We make everyday experiences frictionless by connecting your identity to the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering friction-free experiences in airports for over a decade, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR–providing consumers with increased choice in where and how to sign up for this popular trusted traveler program–which we expect to soft launch in early 2023. Our business to business offering, Powered by CLEAR extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits (“SDKs”) and application programming interfaces (“APIs”). Powered by CLEAR offers solutions to partners such as identity verification, virtual queuing, and credential validation (e.g., age validation and health attributes, among others). Our flagship CLEAR app offers free to consumer products like Home-to-Gate and Health Pass, and in the future will also include Reserve Powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
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
Maintaining strong unit economics
Our business model is powered by network effects and has historically been characterized by efficient member acquisition and high member retention rates. This is evident by our approximately 22 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2022. The Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2022 has improved compared to prior periods. While we believe our unit economics will remain attractive, this is dependent on our ability to add new members efficiently and maintain our historically strong retention rates. As we grow our market penetration, the cost to acquire new members could increase and the experience we deliver to members could degrade, causing lower retention rates.
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
Impact of Coronavirus (COVID-19) Pandemic
As the impact of the COVID-19 pandemic subsides and the demand for our services increases, our expenses did, and we expect them to continue to, increase in comparison to the first quarter of 2021 and the 2020 fiscal year when we had lower staffing needs and proactively reduced our operating expenses. These increased expenses include higher cost of direct salaries and benefits driven by field labor, sales and marketing, research and development costs, and general and administrative (including costs associated with being a public company and increased equity-based compensation expense). Due to the nature of our revenue recognition policy (e.g., CLEAR Plus revenues are recognized over the life of a subscription, which is typically 12 months), our reported revenues are expected to lag behind Total Bookings. We may incur net losses and negative adjusted EBITDA in the long term if we are required to increase expenses to support our growth. See “Risk Factors—Risks Related to Our Financial Performance” and “Business” included in this Annual Report on Form 10-K.
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
Acquisitions
During the year ended December 31, 2021, the Company made strategic acquisitions of Whyline, Inc., our virtual queuing technology that enables customers to manage lines and certain assets of Atlas Certified, LLC, our automated solution to verify professional licenses and certification data across industries. Revenues and operating loss related to these acquisitions for the year ended December 31, 2022 and December 31, 2021 were insignificant to the consolidated financial statements for all periods presented.
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

	Years ended December 31,
	2022	2021	$ Change	% Change
Total Bookings (in millions)	$527.0	$341.0	$186.0	55%

Total Bookings increased by $186.0 million, or 55%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by the continued rebound in air travel, launches in eight new airports, continued strength in our airline and credit card partnerships and strong net member retention.

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

	As of
	December 31, 2022	December 31, 2021	Change	% Change
Total Cumulative Enrollments (in thousands)	15,384	10,366	5,018	48%

Total Cumulative Enrollments were 15,384 as of December 31, 2022 and 10,366 as of December 31, 2021, which represented a 48% increase. The year over year growth was driven by the continued rebound in air travel and the launch of 8 new airports, as well as strength in platform enrollments.
Total Cumulative Platform Uses
We define Total Cumulative Platform Uses as the number of individual engagements across CLEAR use cases, including Clear Plus, flagship app and Powered by CLEAR, since inception as of the end of the period. Management views this metric as an important tool to analyze the level of engagement of our member base which can be a leading indicator of future growth, retention and revenue.

	As of
	December 31, 2022	December 31, 2021	Change	% Change
Total Cumulative Platform Uses (in thousands)	129,617	83,957	45,660	54%

Total Cumulative Platform Uses was 129,617 as of December 31, 2022 and 83,957 as of December 31, 2021, which represented a 54% increase, driven by a continued increase in CLEAR Plus verifications in connection with a rebound in air travel and an increased share of checkpoint volumes.
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

	As of
	December 31, 2022	December 31, 2021	Change
Annual CLEAR Plus Net Member Retention	91.9%	92.3%	(0.4%)
Annual CLEAR Plus Net Member Retention was 91.9% as of December 31, 2022 and 92.3% as of December 31, 2021, a year-over year decrease of 40 basis points. The performance was driven by continued strength in gross renewals and was offset by a year-over year decrease in winbacks of previously cancelled members. A significant number of members who cancelled their CLEAR Plus subscriptions in 2020 reactivated in 2021 and this began to normalize in 2022.
Non-GAAP Financial Measures
In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA (Loss), Free Cash Flow, Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Common Share, Diluted as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our Non-GAAP financial measures are expressed in thousands.

Adjusted EBITDA (Loss)
We define Adjusted EBITDA (Loss) as net income (loss) adjusted for income taxes, interest (income) expense net, depreciation and amortization, impairment and losses on asset disposals, equity-based compensation expense, mark to market of warrant liabilities, net other income (expense) excluding sublease rental income, acquisition-related costs and changes in fair value of contingent consideration. Adjusted EBITDA is an important financial measure used by management and our board of directors (“Board”) to evaluate business performance. During the third quarter of fiscal year 2022, we revised our definition of Adjusted EBITDA (Loss) to exclude sublease rental income from our other income (expense) adjustment. During the fourth quarter of fiscal year 2022, we revised our definition of Adjusted EBITDA (Loss) to include impairment on assets as a separate component. We did not revise prior years' Adjusted EBITDA (Loss) because there was no impact of a similar nature in the prior period that affects comparability.

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
Adjusted Net Income (Loss) Per Common Share
We compute Adjusted Net Income (Loss) per Common Share, Basic as Adjusted Net Income (Loss) divided by Adjusted Weighted-Average Shares Outstanding for our Class A Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock assuming the exchange of all vested and outstanding common units in Alclear at the end of each period presented. We do not present Adjusted Net Income (Loss) per Common Share for shares of our Class B Common Stock although they are participating securities based on the assumed conversion of those shares to our Class A Common Stock. We do not present Adjusted Net Income (Loss) per Common Share on a dilutive basis for periods where we have Adjusted Net Loss since we do not assume the conversion of any potentially dilutive equity instruments as the result would be anti-dilutive. In periods where we have Adjusted Net Income, the Company also calculates Adjusted Net Income per Common Share, Diluted based on the effect of potentially dilutive equity instruments for the periods presented using the treasury stock/if-converted method, as applicable. Adjusted Net Income (Loss) per Common Share is only applicable for periods after June 29, 2021, post the Reorganization Transactions and IPO.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Common Share exclude, to the extent applicable, exclude the tax effected impact of non-cash expenses and other items that are not directly related to our core operations. These items are excluded because they are connected to the Company’s long term growth plan and not intended to increase short term revenue in a specific period. Further, to the extent that other companies use similar methods in calculating non-GAAP measures, the provision of supplemental non-GAAP information can allow for a comparison of the company’s relative performance against other companies that also report non-GAAP operating results.
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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.
Reconciliation of Net income (loss) to Adjusted EBITDA (Loss)

	For the year ended December 31,
(In thousands)	2022	2021	2020
Net loss	$(115,436)	$(115,171)	$(9,310)
Income tax expense (benefit)	(2,062)	233	16
Interest expense (income), net	(6,586)	349	(612)
Other expense (income), net	(4,850)	(344)	(9,023)
Depreciation and amortization	18,792	12,358	9,423
Acquisition-related costs	—	1,391	—
Loss on asset disposal	—	—	238
Impairment on assets	1,851	—	—
Equity-based compensation expense	138,495	37,223	53,978
Warrant liabilities	—	12,796	887
Adjusted EBITDA (Loss)	$30,204	$(51,165)	$45,597

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)

	For the year ended December 31,
(In thousands)	2022	2021	2020
Net loss attributable to Clear Secure,. Inc	$(65,573)	$(36,082)	$—
Reallocation of net loss attributable to non-controlling interests	(49,863)	(32,240)	—
Net loss per above	(115,436)	(68,322)	(9,310)
Equity-based compensation expense	138,495	33,929	53,978
Amortization of acquired intangibles	3,161	—	—
Acquisition-related costs	—	1,391	—
Income tax effect	(1,604)	—	—
Adjusted Net Income (Loss)	$24,616	$(33,002)	$44,668

As stated above, due to the Company incurring a net loss for certain periods presented, the Company has not calculated Adjusted Weighted-Average Shares Outstanding, Dilutive for those periods.

Calculation of Adjusted Weighted-Average Shares Outstanding

	As of December 31,
	2022	2021
Weighted-average number of shares outstanding, basic for Class A Common Stock	81,117,184	75,515,242
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	1,007,686	1,042,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	41,265,522	44,407,609
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	26,501,898	25,109,283
Assumed weighted-average conversion of vested and outstanding warrants	164,623	67,942
Adjusted Weighted-Average Number of Shares Outstanding, Basic	150,056,913	146,142,310
Weighted-average impact of unvested RSAs	863,904	—
Weighted-average impact of unvested RSUs	631,104	—
Total incremental shares	1,495,008	—
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	151,551,921	146,142,310

Calculation of Adjusted Net Income (Loss) Per Common Share, Basic

	For the year ended December 31,
	2022	2021
Adjusted Net Income (Loss) in thousands	$24,616	$(33,002)
Adjusted Weighted-Average Number of Shares Outstanding, Basic	150,056,914	146,142,310
Adjusted Net Income (Loss) per Common Share, Basic	$0.16	$(0.23)

Calculation of Adjusted Net Income (Loss) Per Common Share, Diluted

For the year ended December 31, 2022
Adjusted Net Income (Loss) in thousands	$24,616
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	151,551,921
Adjusted Net Loss per Common Share, Diluted	$0.16

Summary of Adjusted Net Income (Loss) per Common Share:

	For the year ended December 31,
	2022	2021
Adjusted Net Income (Loss) per Common Share, Basic	$0.16	$(0.23)
Adjusted Net Income (Loss) per Common Share, Diluted	$0.16	$(0.23)

Reconciliation of Net cash provided by (used in) operating activities to Free Cash Flow

	For the year ended December 31,
(In thousands)	2022	2021	2020
Net cash provided by (used in) operating activities	$168,310	$69,707	$(12,338)
Purchases of property and equipment	(31,362)	$(28,148)	(16,502)
Share repurchases over fair value	—	$712	50,551
Free Cash Flow	$136,948	$42,271	$21,711
Components of Results of Operations
Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. The Company offers certain limited-time free trials, family pricing, and other beneficial pricing through several channels, including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds, credit card chargebacks, and estimated amounts due to a credit card partner. Membership subscription revenue is also reduced by the Company’s funded portion of credit card benefits issued to members through a partnership with a credit card company at the end of the contract period. The Company’s funded portion varies based on total number of members for the contract year.

The Company also generates revenue in relation to Powered by CLEAR. While contract structure may vary by use case, these deals are typically multi-year, recurring contracts that drive revenue primarily through transaction fees charged either per use or per user over a predefined time period, which sometimes includes tiered pricing. In addition, they may also include one-time implementation fees, licensing fees or incremental transaction fees. Revenues from our partners, and the percentage of our total revenue from these partners, have historically been immaterial.

Operating Expenses
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
Cost of direct salaries and benefits
Cost of direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field ambassadors and field managers directly assisting members and their corresponding travel related costs. Employee-related costs recorded in direct salaries and benefits consist of salaries, taxes, benefits and equity-based compensation and expenses under arrangements related to the use of certain space at airports.
Research and development
Research and development expenses consist primarily of employee related expenses, allocated overhead costs and costs for contractors related to the Company’s development of new products and services and improving existing products and services. Research and development costs are generally expensed as incurred, except for costs incurred in connection with the development of internal-use software that qualify for capitalization as described in our internal-use software policy. Employee related compensation costs consist of salaries, taxes, benefits and equity-based compensation.
Sales and marketing
Sales and marketing expenses consist primarily of costs of general marketing and promotional activities, advertising fees used to drive subscriber acquisition, commissions, the production costs to create our advertisements, expenses related to employees who manage our sales and marketing efforts, as well as brand and allocated overhead costs.

General and administrative
General and administrative expenses consist primarily of employee-related expenses for the executive, finance, accounting, legal, and human resources functions. Employee-related expenses consist of salaries, taxes, benefits and equity-based compensation. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting and other professional fees, warrant expense, variable credit card fees, variable mobile enrollment costs, and all other supporting corporate expenses not allocated to other departments including overhead and acquisition-related costs.
Interest income, net
Interest Income, net primarily consists of interest income from our investment holdings partially offset by amortization of discounts on our marketable securities and issuance costs on our revolving credit facility.
Other income (expense), net
Other Income (Expense), Net consists of certain non-recurring non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner and other items such as changes in the fair value of contingent consideration.
Provision (benefit) for income taxes
As a result of the IPO and Reorganization, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including the Company, based on ownership interest. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico. On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. The Company does not currently expect this provision to have a material impact on the consolidated financial statements.

Summary and discussion of the years ended December 31, 2022, 2021 and 2020: (in millions)

	Years ended December 31,
	2022	2021	2020
Revenue	$437.4	$254.0	$230.8
Operating expenses (1):
Cost of revenue share fee	$56.3	$37.2	$33.2
Cost of direct salaries and benefits	$104.8	$67.7	$40.5
Research and development	$66.8	$47.5	$32.0
Sales and marketing	$41.7	$35.2	$16.4
General and administrative	$278.1	$168.9	$118.2
Depreciation and amortization	$18.8	$12.4	$9.4
Operating income (loss)	$(129.1)	$(114.9)	$(18.9)
Other income (expense)
Interest income (expense), net	$6.6	$(0.3)	$0.6
Other income (expense), net	$5.0	$0.3	$9.0
Income (loss) before tax	$(117.5)	$(114.9)	$(9.3)
Income tax benefit (expense)	$2.1	$(0.2)	$—
Net income (loss)	$(115.4)	$(115.1)	$(9.3)

(1) Amounts related to the Company’s total equity-based compensation expense including warrants (refer to note 13 within the consolidated financial statements for a description for equity-based warrants) and excluding additional expense related to repurchases, as follows:

	Year Ended December 31, 2022 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$87	$—	$—	$269	$356
Research and development	2,567	—	—	15,003	17,570
Sales and marketing	181	—	—	385	566
General and administrative	3,278	77,033	26,301	13,391	120,003
Total equity-based compensation	$6,113	$77,033	$26,301	$29,048	$138,495

	Year Ended December 31, 2021 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$—	$—	$—	$316	$316
Research and development	—	—	—	6,718	6,718
Sales and marketing	—	—	—	204	204
General and administrative	—	4,813	13,403	11,057	29,273
Total equity-based compensation	$—	$4,813	$13,403	$18,295	$36,511

Revenue

	Years ended December 31,
	2022	2021	$ Change	% Change
Revenue	$437.4	$254.0	$183.4	72%

Revenue increased by $183.4 million, or 72%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily driven by a 71% increase in the number of average monthly CLEAR Plus members, and a 1% increase in average revenue per CLEAR Plus member in the year ended December 31, 2022 as compared to the year ended December 31, 2021, respectively. Approximately 30% and 29% of paying CLEAR Plus members in the year ended December 31, 2022 and 2021, respectively, were on a family plan.
Cost of Revenue Share Fee

	Years ended December 31,
	2022	2021	$ Change	% Change
Cost of Revenue Share Fee	$56.3	$37.2	$19.1	51%

Cost of revenue share fee increased by $19.1 million, or 51%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily driven by an increase of $7.6 million, or 40%, in fixed airport fees and a net $14.4 million, or 53%, increase in per member fees. COVID-related concessions reduced cost of revenue share fee by $5.3 million for 2022 and $2.4 million in 2021.
Cost of direct salaries and benefits

	Years ended December 31,
	2022	2021	$ Change	% Change
Cost of direct salaries and benefits	$104.8	$67.7	$37.1	55%
Cost of direct salaries and benefits expenses increased by $37.1 million, or 55%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily due to increased employee compensation costs of $36.0 million caused by increasing travel volumes leading to higher staffing needs as well as new airport openings.

Research and development

	Years ended December 31,
	2022	2021	$ Change	% Change
Research and development	$66.8	$47.5	$19.3	41%
Research and development expenses increased by $19.3 million, or 41%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily due to an increase of $19.0 million in employee compensation costs, inclusive of equity-based compensation costs. The change in equity-based compensation costs included a $2.6 million increase related to pre-IPO employee performance awards.

Sales and marketing

	Years ended December 31,
	2022	2021	$ Change	% Change
Sales and marketing	$41.7	$35.2	$6.5	18%
Sales and marketing expenses increased by $6.5 million, or 18%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was driven by increased ambassador commission expense of $10.8 million due to higher new member enrollments, partially offset by a $5.2 million decrease in discretionary marketing expense. Sales and marketing expense for the year ended December 31, 2022 included $0.2 million of non-cash equity-based compensation expense from pre-IPO employee performance awards.
General and administrative

	Years ended December 31,
	2022	2021	$ Change	% Change
General and administrative	$278.1	$168.9	$109.2	65%
General and administrative expenses increased by $109.2 million, or 65%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily driven by a $59.4 million increase in non-employee compensation primarily related to an increase in the expense incurred in relation to outstanding United Airlines warrants offset by a decrease in the mark to market of warrant liabilities of $12.7 million. General and administrative expense for the year ended December 31, 2021 includes $4.8 million of non-cash equity-based compensation from previously issued warrants to United Airlines.
Additionally, there was an increase of $18.5 million in employee equity-based compensation costs, including $3.3 million of equity-based compensation costs related to pre-IPO employee performance awards, $17.3 million of increased salary, benefits & wages, $7.9 million in higher credit card fees due to higher enrollments, and an increase of $1.9 million in impairment on certain assets, of which $1.0 million is related to a non-cash lease impairment. Additionally, for the twelve months ended December 31, 2021, the Company incurred $1.4 million of acquisition related fees and expenses.

Non-operating income (expense)

	Years ended December 31,
	2022	2021	$ Change	% Change
Interest income (expense), net	$6.6	$(0.3)	$6.9	N/A

Interest income, net increased by $6.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily driven by higher interest rates and higher average greater marketable securities and cash and cash equivalent balances.

	Years ended December 31,
	2022	2021	$ Change	% Change
Other income	$7.3	$5.8	$1.5	N/A
Other expense	$(2.4)	$(5.5)	$3.1	N/A
Other income (expense), net	$5.0	$0.3	$4.7	N/A
Other income (expense), net increased by $4.7 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Other income increased by $1.5 million primarily in relation to an increase in the year over fixed payment included in a partnership agreement. Other expense decreased by $3.1 million primarily due to a reduction in impairment charges on certain assets.

Income tax benefit (expense)

	Years ended December 31,
	2022	2021	$ Change	% Change
Income tax benefit (expense)	$2.1	$(0.2)	$2.3	N/A

Income tax benefit increased by $2.3 million for the year ended December 31, 2022 compared to an income tax expense of $.2 million. The income tax benefit for the year ended December 31, 2022 was primarily due to the reduction in the blended state and federal tax rate attributable to the acquired intangible assets related to Whyline Inc.
Liquidity and Capital Resources
Our operations have historically been financed primarily through equity financing and cash flow from operating activities. As of December 31, 2022, we had cash and cash equivalents of $39 million and marketable securities of $666 million.

Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and business combinations that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock and pay cash dividends (and distributions in respect thereof). We plan to finance our operations, future stock repurchases, cash dividends and distributions to the extent declared, and capital expenditures largely through cash generated from the proceeds of our IPO and operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including known commitments and contingencies as discussed below. Future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure. We have planned capital expenditures primarily related to the build out of our new office space of approximately $9 million in the next 12 months.

On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100,000 of its Class A Common Stock. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the twelve months ended December 31, 2022, the Company repurchased 213,100 shares for $4,902. The repurchased shares were retired. As of December 31, 2022, $95.1 million remains available under the repurchase authorization.
On November 14, 2022, the Company announced that its Board declared a special cash dividend in the amount of $0.25 per share, payable on December 7, 2022 to holders of record of the Class A Common Stock and Class B Common

Stock as of the close of business on November 28, 2022 (the “Record Date”). The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear (who own approximately 43% of the interests in Alclear as of the Record Date) and the Company (which owns approximately 57% of the interests in Alclear as of the Record Date). Any future dividends will be subject to the approval of the Board. To the extent the dividend exceeds the Company’s current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.
Refer to our risks and uncertainties discussed under the heading "Forward-Looking Statements" and in Part I. Item 1A. "Risk Factors" for further information.
Credit Agreement
On March 31, 2020, we entered into a credit agreement (the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million. As of December 31, 2022, we had not drawn on the revolving credit facility and did not have outstanding borrowings under the Credit Agreement.
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
At December 31, 2022, the Company was in compliance with all of the financial and non-financial covenants of our Credit Agreement.

Cash Flow
The following summarizes our cash flows for the years ended December 31, 2022 and December 31, 2021 (in millions):

	Years Ended December 31,
	2022	2021	2020	$ Change 2022 vs 2021	% Change 2022 vs 2021
Net cash provided by (used in) operating activities	$168.3	$69.7	($12.3)	$98.6	141%
Net cash used in investing activities	(359.6)	(403.2)	(21.6)	43.6	(11)%
Net cash provided by (used in) financing activities	(48.9)	503.4	(63.1)	(552.3)	(110)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(240.2)	169.9	(97.0)	(410.1)	(241)%
Exchange rate effect on cash and cash equivalents, and restricted cash	—	0.1	—	N/A	N/A
Cash, cash equivalents, and restricted cash, beginning of year	309.1	139.1	236.1	73.0	31%
Cash, cash equivalents, and restricted cash, end of period	68.9	309.1	139.1	(70.3)	(51)%

Cash flows from operating activities
For the year ended December 31, 2022, net cash provided by operating activities was $168.3 million compared to $69.7 million for the year ended December 31, 2021, an increase of $98.6 million primarily due to an increase in non-cash adjustments to net loss of $91.8 million and a year over year favorable change in operating assets/liabilities of $7.0 million.
Cash flows from investing activities

For the year ended December 31, 2022, net cash used in investing activities was $359.6 million compared to $403.2 million for the year ended December 31, 2021, a decrease of $43.6 million, primarily due to a net increase in purchases of marketable securities of $29.3 million which was partially offset by a $75.8 million decrease in cash paid for business combinations
Cash flows from financing activities
For the year ended December 31, 2022, net cash used in financing activities was 48.9 million compared to net cash provided by financing activities of 503.4 million for the year ended December 31, 2021, a decrease of 552.3 million. The change was primarily due to a reduction of IPO proceeds, net of underwriter fees and issuance costs of $437.1 million and proceeds from the issuance of member’s equity during the year ended 2021. Additionally, there was a decrease due to the payment related to the special dividend declared in 2022 of $38.1 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of December 31, 2022, we had future minimum payments of $220.0 million, with $12.3 million due within 12 months. See Note 8 within the consolidated financial statements for information related to our lease obligations.

On November 4, 2021, the Company entered into a lease of an office building to house the Company’s corporate headquarters which commenced in November, 2022. The term of the Lease Agreement is fifteen years after the date that rent obligations begin, with an option to renew for one 5-year or 10-year period at Fair Market Value (as defined in the Lease Agreement) by providing the Landlord with 18 months’ notice and certain other requirements. The aggregate undiscounted future minimum lease payments are approximately $195.8 million. We commenced recognition of this lease on the commencement date under the the provisions of ASC 842.

We enter into agreements with airports for access to floor and office space. As of December 31, 2022, we had future minimum payments of $40.1 million. See Note 19 within the consolidated financial statements.
The Company has commitments for future marketing expenditures to sports stadiums of $6.5 million as of December 31, 2022.

As of December 31, 2022, the Company is subject to certain minimum spend commitments of approximately $5.8 million over the next two years under service arrangements.
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

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of December 31, 2022, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability.

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

Interest Rate Risk

We had cash and cash equivalents of $68.9 million as of December 31, 2022. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, LIBOR or NYFRB rate, plus an applicable margin for specific interest periods. As of December 31, 2022, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $666 million as of December 31, 2022. This amount was invested primarily in government securities, money market funds, commercial paper, corporate notes and bonds. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our marketable securities’ fair value of approximately $3.3 million that would be recognized in accumulated other comprehensive loss within the consolidated balance sheets.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business are transacted in the U.S. dollar, foreign currency translation risk was insignificant for the year ended December 31, 2022.
ITEM 8. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Clear Secure, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Secure, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss), changes in redeemable capital units and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for Accrued partnership liability

Description of the Matter	As described in Notes 2 and 12 to the consolidated financial statements, the Company offers beneficial pricing to its members through several channels including credit card partnerships. Membership subscription revenue is reduced by the Company’s estimate of its obligation to fund a portion of credit card benefits issued to members through a partnership with one credit card at the end of the respective contract year. The obligation varies based on the number of members enrolled each contract year. Included in accrued partnership liabilities of approximately $71.2 million is the estimated amount due to this credit card partner as of December 31, 2022.

Auditing management’s estimate of the accrued partnership liability and the related reduction to membership subscription revenue was complex and required significant judgment due to the level of uncertainty in the assumptions used by management. In particular, management was required to forecast the volume of membership enrollments through this credit card partner for the remaining contract year in order to estimate the Company’s obligation under the arrangement as of December 31, 2022. Changes in these estimates can have a significant impact on the amount of revenue recognized and the related liability.

How We Addressed the Matter in Our Audit	To test the Company’s estimate of the accrued partnership liability and the related reduction to membership subscription revenue, our audit procedures included, among others, evaluating the methodology, testing the significant assumptions and testing the completeness and accuracy of the underlying data used by management in its analyses. This included reviewing the terms of the partnership agreement, confirmation of actual enrollment data with the credit card partner for the contract period through December 31, 2022 and testing management's estimate of future membership enrollments for the remaining contract period by comparing the enrollment assumptions used by management to historical trends, assessing the historical accuracy of management’s estimates and performing sensitivity analyses to evaluate the changes in membership subscription revenue and the accrued partnership liability that would result from changes in the significant assumptions.
We have served as the Company’s auditor since 2019.
/s/ Ernst & Young LLP
New York, New York
March 1, 2023

CLEAR SECURE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$38,939	$280,107
Marketable securities	665,810	335,228
Accounts receivable	1,169	5,331
Prepaid revenue share fee	17,585	10,272
Prepaid expenses and other current assets	18,097	22,140
Total current assets	741,600	653,078

Property and equipment, net	57,924	44,522
Right of use asset, net	123,880	—
Intangible assets, net	22,292	22,933
Goodwill	58,807	59,792
Restricted cash	29,945	29,019
Other assets	3,069	3,406
Total assets	$1,037,517	$812,750

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,951	$8,808
Accrued liabilities	106,070	67,220
Deferred revenue	283,452	188,563
Total current liabilities	397,473	264,591

Other long term liabilities	129,123	8,691
Total liabilities	526,596	273,282

Commitments and contingencies (Note 19)

Class A Common Stock, $0.00001 par value- 1,000,000,000 shares authorized; 87,841,336 shares issued and 87,760,831 shares outstanding as of December 31, 2022	1	1
Class B Common Stock, $0.00001 par value—100,000,000 shares authorized; 907,234 shares issued and outstanding as of December 31, 2022	—	—
Class C Common Stock, $0.00001 par value—200,000,000 shares authorized; 38,290,964 shares issued and outstanding as of December 31, 2022	—	—
Class D Common Stock, $0.00001 par value—100,000,000 shares authorized; 25,796,690 shares issued and outstanding as of December 31, 2022	—	—
Accumulated other comprehensive loss	(1,529)	(103)
Treasury stock at cost, 80,505 shares as of December 31, 2022	—	—
Accumulated deficit	(101,797)	(36,130)
Additional paid-in capital	394,390	313,845
Total stockholders’ equity attributable to Clear Secure, Inc.	291,065	277,613
Non-controlling interest	219,856	261,855
Total stockholders’ equity	510,921	539,468
Total liabilities and stockholders’ equity	$1,037,517	$812,750
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenue	$437,434	$253,953	$230,796

Operating expenses:
Cost of revenue share fee	56,267	37,206	33,191
Cost of direct salaries and benefits	104,787	67,730	40,524
Research and development	66,799	47,490	32,038
Sales and marketing	41,679	35,200	16,381
General and administrative	278,174	168,902	118,168
Depreciation and amortization	18,792	12,358	9,423
Operating loss	(129,064)	(114,933)	(18,929)

Other income (expense)
Interest income (expense), net	6,586	(349)	612
Other income (expense), net	4,980	344	9,023
Loss before tax	(117,498)	(114,938)	(9,294)
Income tax benefit (expense)	2,062	(233)	(16)
Net loss	(115,436)	(115,171)	(9,310)
Less: net loss attributable to non-controlling interests	(49,863)	(79,089)
Net loss attributable to Clear Secure, Inc.	$(65,573)	$(36,082)

Net loss per share of Class A and B Common Stock (Note 17)
Net loss per common share basic and diluted, Class A	$(0.80)	$(0.48)
Net loss per common share basic and diluted, Class B	$(0.80)	$(0.48)
Weighted-average shares of Class A Common Stock outstanding	81,117,184	75,515,242
Weighted-average shares of Class B Common Stock outstanding	1,007,686	1,042,234
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(dollars in thousands)

	For the year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net loss	$(115,436)	$(115,171)	$(9,310)
Other comprehensive income (loss)
Currency translation	(84)	133	—
Unrealized gain (loss) on fair value of marketable securities	(2,586)	(304)	24
Total other comprehensive income (loss)	(2,670)	(171)	24
Comprehensive (loss)	(118,106)	(115,342)	(9,286)
Less: comprehensive loss attributable to non-controlling interests	(51,107)	(79,156)
Comprehensive (loss) attributable to Clear Secure, Inc.	$(66,999)	$(36,186)
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

See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CAPITAL UNITS AND STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Class A		Class B		Class C		Class D			Accumulated other comprehensive income	Treasury Stock		Accumulated deficit	Total equity attributable to Clear Secure Inc.	Non-Controlling Interest	Total stockholders' equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital		Number of Shares	Amount
Balance, January 1, 2022	76,393,256	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$313,845	$(103)	223,069	$—	$(36,130)	$277,613	$261,855	$539,468
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(65,573)	(65,573)	(49,863)	(115,436)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,426)	—	—	—	(1,426)	(1,244)	(2,670)
IPO expenses	—	—	—	—	—	—	—	—	(156)	—	—	—	—	(156)	(141)	(297)
Equity-based compensation expense, net of forfeitures	(215,229)	—	—	—	—	—	—	—	36,266	—	215,229	—	—	36,266	25,196	61,462
Warrant expense	—	—	—	—	—	—	—	—	43,090	—	—	—	—	43,090	33,943	77,033
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(94)	(94)	(77)	(171)
Exchange of shares	7,414,377	—	—	—	(6,501,246)	—	(913,131)	—	21,343	—	—	—	—	21,343	(21,343)	—
Conversion of shares	135,000	—	(135,000)	—	—	—	—	—	—	—	—	—	—	—	—	—
Special dividend/distribution to Alclear members	—	—	—	—	—	—	—	—	(21,905)	—	—	—	—	(21,905)	(16,250)	(38,155)
Net share settlements of stock-based awards	365,320	—	—	—	—	—	—	—	(2,175)	—	(357,793)	—	—	(2,175)	(3,236)	(5,411)
Repurchase and retirement of Class A Common Stock	(213,100)	—	—	—	—	—	—	—	(5,395)	—	—	—	—	(5,395)	493	(4,902)
Exercise of Warrants	3,881,207	—	—	—	194,043	—	—	—	9,477	—	—	—	—	9,477	(9,477)	—
Balance, December 31, 2022	87,760,831	$1	907,234	$—	38,290,964	$—	25,796,690	$—	$394,390	$(1,529)	80,505	$—	$(101,797)	$291,065	$219,856	$510,921
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(dollars in thousands)

	For the year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows provided by (used in) operating activities:
Net loss	$(115,436)	$(115,171)	$(9,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	15,524	12,358	9,423
Amortization on intangible assets	3,268	—	—
Loss on asset disposal	—	—	238
Noncash lease expense	3,769	—	—
Impairment of assets	3,068	4,567	—
Equity-based compensation	138,495	36,511	3,427
Warrant liabilities	—	12,796	887
Deferred income tax expense (benefit)	(2,471)	—	—
Amortization of revolver loan costs	440	358	—
Premium amortization (discount accretion) on marketable securities	(2,958)	675	—
Changes in operating assets and liabilities:
Accounts receivable	4,162	(4,208)	201
Prepaid expenses and other assets	991	(11,422)	1,103
Prepaid revenue share fee	(7,313)	(4,798)	2,377
Accounts payable	(752)	1,451	404
Accrued and other long term liabilities	34,979	50,045	(1,753)
Deferred revenue	94,889	87,021	(19,797)
Operating lease liabilities	(2,345)	—	—
Deferred rent	—	(476)	462
Net cash used provided by (used in) operating activities	168,310	69,707	(12,338)

Cash flows used in investing activities:
Business combinations, net of cash acquired	—	(75,834)	—
Purchases of marketable securities	(1,462,550)	(987,966)	(170,625)
Sales of marketable securities	1,134,864	689,572	166,219
Issuance of loan	—	—	(250)
Purchases of property and equipment	(31,362)	(28,148)	(16,502)
Purchases of intangible assets	(545)	(822)	(424)
Net cash used in investing activities	(359,593)	(403,198)	(21,582)

Cash flows provided by (used in) financing activities:
IPO proceeds, net of underwriter fees and issuance costs	(297)	436,837	—
Repurchase of Class A Common Stock/members’ deficit	(4,902)	(11,744)	(210,339)
Proceeds from issuance of members’ equity, net of issuance costs	—	80,277	147,942
Distribution to post-reorganization members	(171)	(4,114)	—
Issuance of warrants	—	289	—
Payment of taxes on net settled stock-based awards	(5,411)	—	—
Payment of special dividend	(21,843)	—	—
Distribution to Alclear members	(16,250)	—	—
Proceeds from the exercise of warrants	—	2,575	—
Payment of revolver loan costs	—	(718)	(652)
Net cash provided by (used in) financing activities	(48,874)	503,402	(63,049)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(240,157)	169,911	(96,969)
Cash, cash equivalents, and restricted cash, beginning of period	309,126	139,082	236,051
Exchange rate effect on cash and cash equivalents, and restricted cash	(85)	133	—
Cash, cash equivalents, and restricted cash, end of period	$68,884	$309,126	$139,082
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

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 48 airports (as of December 31, 2022); Powered by CLEAR, our business to business offering that extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits (“SDKs”) and application programming interfaces (“APIs”); and our flagship CLEAR app, which offers free to consumer products like Home-to-Gate and Health Pass, and in the future will also include Reserve Powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
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
•Alclear Investments, LLC, an entity controlled by Caryn Seidman-Becker, the Chair of the Board, our Co-Founder and our Chief Executive Officer, and Alclear Investments II, LLC, an entity controlled by Kenneth Cornick, our Co-Founder, President and Chief Financial Officer, contributed a portion of their Alclear Units to us in exchange for Class B Common Stock.
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

On July 2, 2021, the Company completed the IPO of its Class A Common Stock. In the IPO, the Company sold an aggregate of 15,180,000 shares of Class A Common Stock, $0.00001 par value per share, at an offering price of $31 per share including as a result of the underwriters exercising their option to purchase up to 1,980,000 shares of Class A Common Stock. As a result, Clear Secure, Inc. received net proceeds from the IPO of approximately $445,875 after deducting underwriting discounts and commissions. As a result of the IPO, the Company contributed the net IPO Proceeds to Alclear in exchange for 15,180,000 Alclear Units. For the year ended December 31, 2022 and December 31, 2021, the Company incurred $297 and $9,038 of issuance related costs as a result of the IPO, respectively, that were recorded within additional paid in capital within the consolidated balance sheets.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with U.S. GAAP and presented in U.S. Dollars in thousands.
Intercompany transactions and balances are eliminated upon consolidation.
The Company has one operating and reportable segment.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgements, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. The Company’s most significant estimates include:

• The measurement of partnership liabilities.
• The estimated fair value of intangible assets acquired in conjunction with business combinations
The Company evaluates, on an ongoing basis, its assumptions and estimates and adjusts prospectively, if necessary; however, actual results could differ from these estimates.
Significant Accounting Policies
Foreign currency

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Items included in the financial statements of each of the Company’s consolidated entities are measured using the currency of the primary economic environment in which the entity operates. The consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation of monetary assets and liabilities denominated in foreign currencies at period-end exchange rates are recognized in other income (expense), net within the consolidated statement of operations.

The results and financial position of all the Company entities that have a functional currency different from the Company's reporting currency are translated into US Dollars as follows:

• Assets and liabilities are translated at the closing rate at the reporting date;

• Income and expenses for each statement of operation are translated at average exchange rates; and

All resulting exchange differences are recognized within currency translation within the statements of comprehensive income (loss) and within accumulated comprehensive loss within the consolidated balance sheets.
Concentration of credit risk
Financial instruments that are exposed to concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts held in excess of federal insurance limits. Exposure to credit risk is reduced by placing such deposits or other temporary investments with high credit quality financial institutions. As of December 31, 2022 and 2021, the Company held cash balances in excess of insured limits.

Revenue recognition

The Company has derived substantially all of its historical revenue from subscriptions to its consumer aviation service, CLEAR Plus. The Company offers certain limited-time free trials, family pricing, and other beneficial pricing through several channels including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds, credit card chargebacks. The membership subscription revenue is also reduced by the Company’s funded portion of credit card benefits issued to members through a partnership with one credit card at the end of the contract period. The Company’s funded portion varies based on total number of members enrolled each contract year.
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
Subscription revenues are invoiced to subscribers in annual installments for subscriptions to the platform. There are no significant financing components included in the Company’s contracts with subscription customers. Overall, payments received in advance of transfer of control are recorded within deferred revenue within the consolidated balance sheets.
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
The Company has certain other revenue streams which are not significant to the Company’s operating results.
Contract costs
The Company applies the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period is one year or less. This largely applies to sales commissions on partner subscriptions and renewals.
Cost of revenue share fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s members with the host airports (“Cost of revenue share fee”). The Cost of revenue share fee is generally prepaid to the host airport in the period collected from the customer. The Cost of revenue share fee is capitalized and subsequently amortized to operating expense over each member’s subscription period, as the payments are refundable on a pro rata basis. Such prepayments are recorded in “Prepaid revenue share” Fee in the consolidated balance sheets.
Certain host airports have fixed minimum monthly payments. The fixed monthly payments are expensed as incurred in “Cost of revenue share fee” in the consolidated statements of operations since they are direct costs of service.
Cost of direct salaries and benefits
Cost of direct salaries and benefits includes employee-related compensation costs and allocated overhead associated with our field ambassadors directly assisting members and their corresponding travel-related costs. Employee-related costs recorded in direct salaries and benefits expenses consist of salaries, taxes, benefits and equity-based compensation. Such amounts are direct costs of services.
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
Interest income (expense), net
Interest Income, net primarily consists of interest income from our investment holdings partially offset by amortization of discounts on our marketable securities and issuance costs on our revolving credit facility.
Other income (expense), net
Other Income (Expense), Net consists of certain non-recurring non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner. For the year ended December 31, 2022 and December 31, 2021, the Company recorded approximately $7,100 and $5,799 of income reported herein.
Cash and cash equivalents
The Company defines cash equivalents as all highly liquid investments purchased with original maturities of three months or less when purchased. Cash and cash equivalents consist primarily of short-term treasury bills. Cash and cash equivalents as of December 31, 2022 and 2021 was $38,939 and $280,107, respectively, and includes amounts due from third party institutions which generally settle within three business days, of $6,497 and $2,872 as of December 31, 2022 and 2021, respectively.
Restricted cash
Restricted cash is composed of cash held as collateral for letters of credit. See Note 10 for additional information.
Marketable securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. The investments herein are intended to be held for an indefinite period of time although they may be sold at management’s discretion, in response to needs for liquidity or in response to changes in the market conditions and as such, are not recognized at amortized cost, and reported as current assets on the consolidated balance sheets. The Company carries its available-for-sale securities at fair value and reports the unrealized gains and losses as a component of other comprehensive income (loss).

The Company monitors any continuous unrealized losses on its marketable securities for indication of impairment under ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326).

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Accounts receivable
The Company records trade accounts receivable at the invoiced amount and they do not bear interest. The Company has a policy to review outstanding receivables on a periodic basis for collectability and does not maintain an allowance for doubtful accounts as of December 31, 2022 and 2021.

The Company monitors and records any expected credit losses under ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) within general and administrative within the consolidated financial statements.
Property and equipment, net
Property and equipment, net is stated at cost, less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized based on the shorter of the useful lives or the terms of the leases ranging from 1 to 15 years.
The Company capitalizes qualifying internal-use software development costs. During the application development phase, costs are capitalized and amortized on a straight-line basis over such software’s estimated useful life, which is generally 3-5 years. Capitalized software development costs are reflected in “Property and equipment, net” in the consolidated balance sheets. Software development costs incurred in the design or maintenance and minor upgrade and enhancement of software without adding additional functionality of software are expensed as incurred and included in “Research and development” in the consolidated statements of operations. See Note 7 for additional details on property and equipment.
Business combinations
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
Intangible assets, net
The Company’s intangible assets primarily consists of patents and acquired intangible assets in a business combination. Historically, outside of business combinations the Company has also purchased brand names and logos that have been determined to have indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. Intangible assets with finite lives, including the Company’s patents and those assets acquired in a business combination are amortized on a straight-line basis over their estimated useful lives. As of the reporting date, the Company’s intangibles are carried at cost less accumulated amortization.
Acquired intangible assets other than goodwill comprise acquired developed technology, trade names, customer lists and patents. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, to the extent applicable.
Goodwill
Goodwill is the excess of the purchase price over the net identifiable assets acquired and liabilities assumed in a business combination. The Company assesses goodwill for impairment annually on the first day of the fourth quarter of the fiscal year, or whenever there is a triggering event indicating that an impairment may exist. The Company performs its evaluation at the reporting unit level.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Impairment of long-lived assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company first determines its asset group and then assesses the recoverability of long-lived assets within that asset group by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.
During 2022, the Company entered into a sublease for a portion of its previous headquarters. Although the Company continues to account for its headlease based on the policies described in the section below as a lessee, the Company identified and evaluated for impairment of any long-lived assets by evaluating the recoverability of the lower level asset group.

Leases
On January 1, 2022, the Company adopted the new accounting standard ASC 842, Leases, using the modified retrospective method. As a result, and as permitted by the standard, the Company has not updated financial information or related disclosures under ASC 842 for, periods prior to January 1, 2022. Upon adoption, the Company recognized $25,346 of Right-of-use (“ROU”) assets, $29,139 of lease liabilities and derecognized $3,793 of deferred rent on the consolidated balance sheets. The short term portion of the operating lease liabilities is included within accrued liabilities and the long term portion is included within other long term liabilities on the consolidated balance sheets.

The Company has entered into agreements to lease certain office spaces. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three years. Additionally, certain of these leases contain renewal and termination options. These optional periods have not been considered in the determination of the ROU assets or lease liabilities as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it only has operating leases. The lease terms are between 1 and 16.

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

The Company has elected to utilize the following practical expedients available under the transition guidance in ASC 842:

• The Company did not reassess whether any expired or existing contracts are or contain leases;
• The Company did not reassess the lease classification for any expired or existing leases; and
• The Company did not reassess initial direct costs for any existing leases.

The Company did not apply the guidance for leases with a term of 12 months of less in accordance with the short-term policy lease policy election available in ASC 842.

The Company did not elect the practical expedient available under the transition guidance in ASC 842 to use hindsight in determining the lease term and in assessing impairment of the Company’s ROU assets.

The Company determines if an arrangement is a lease at inception and recognizes ROU assets and lease liabilities upon commencement. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases along with the initial measurement and recognition of the associated ROU

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is based on a variety of factors to derive a rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs.

Prior to January 1, 2022, the amount of rent expense recorded in excess of rental payments was reflected as “deferred rent” within accrued liabilities in the consolidated balance sheets.

As a Lessor

Prior to January 1, 2022, the Company did not act in the capacity of a lessor. During fiscal year 2022, the Company entered into certain transactions in the capacity of a sub-lessor. In a sublease, the original lease between the lessor and the Company (i.e., the head lease) remains in effect and the Company becomes the intermediate lessor. The Company accounts for the head lease and the sublease as separate contracts.

Accrued partnership liabilities

The Company has agreements to fund a portion of partner credit card benefits issued to members at the end of the respective contract year. As the amount the Company funds during the respective contract year varies based on the total number of members participating in the credit card partner’s programs at the end of the respective contract year, the determination of accrued partnership liabilities involves estimating enrollments during a contract year based on historical, current, and future trends and data.
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

The Company's treasury stock consists of forfeited Restricted Stock Awards that are legally issued shares held by the Company, and is recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors (the “Board”). Treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage. As of December 31, 2022, the Company had 80,505 shares in treasury stock.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Equity-based compensation
Under the fair value recognition provisions, the Company measures the equity-based compensation cost at the grant date based on the fair value of the award and recognizes the expense over the requisite service period, subject to the probable achievement of performance conditions, if any. The Company measures the fair value of non-employee equity- based compensation expense (primarily in relation to its issued and outstanding warrants) at the grant date based on the fair value of the award, typically using an option pricing model and recognizes the expense in the same period and in the same manner the entity would have if it had paid cash for the goods or services. The Company records forfeitures as they occur and does not estimate the number of awards expected to be forfeited.
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
Basic loss per share of Class A Common Stock and Class B Common Stock is computed by dividing net loss available to Clear Secure, Inc. by the respective weighted-average number of shares of Common Stock outstanding during the period, subject to certain adjustments in accordance to ASC 260. The Company applies the two-class method to calculate earnings per share for Class A Common Stock and Class B Common Stock. Accordingly, the Class A Common Stock and Class B Common Stock share equally in the Company’s net income and losses. Diluted earnings per share of Common Stock is computed by dividing net income attributable to Clear Secure, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Common Stock, by the weighted-average number of shares of Common Stock outstanding, adjusted to give effect to potentially dilutive securities. Refer to Note 17.
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
Recently Adopted Accounting Pronouncements
Leases
As of January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02) on a modified retrospective basis with respect to all lease arrangements that existed as of the adoption date. Refer to Note 8 for further details.
Current Expected Credit Losses
As of January 1, 2022, the Company adopted, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). There was no significant impact within the consolidated financial statements as a result of adoption.
Other Recent Accounting Pronouncements Adopted and New Standards and Interpretations Not Yet Effective
Other than the items discussed above, there are no standards issued by the FASB and adopted by the Company during 2022 that had a material impact on the Company’s consolidated financial statements. Additionally, other than disclosed below, there are no standards that are not yet effective that are applicable to the Company’s consolidated financial statements.

ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”).
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 addresses inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts, in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption of the amendments is permitted and an entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company did not early adopt this standard and does not anticipate a material impact of this standard on its consolidated financial statements.
3. Business Combinations

During the year ended December 31, 2021, the Company completed two acquisitions. Both acquisitions were accounted for as business combinations. The goodwill for both acquisitions represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including expected future synergies and technical expertise of the acquired workforce.

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

The cash consideration was $67,500 transferred upon closing, and an estimated contingent consideration of $100. The acquisition was accounted for as a business combination. Of the total purchase consideration, $54,792 was recorded as goodwill, $16,601 as acquired intangible assets, $3,792 as net deferred tax liabilities and $99 as net operating assets on the consolidated balance sheets. None of the goodwill recognized is expected to be deductible for tax purposes. During the twelve months ended December 31, 2022, the Company recorded a $984 decrease to goodwill, $2,100 to acquired intangible assets and a $1,116 increase to deferred tax liabilities, all on the consolidated balance sheets. Subsequently, the Company finalized the accounting for the acquisition within the measurement period.

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

The maximum settlement of the contingent consideration is $6,666, which is not subject to the satisfaction of service based criteria. For remuneration for post-combination services, there is a maximum settlement of $13,334 that is based on performance and service based criteria being met; portions of these amounts will automatically be forfeited if the employment of specified individuals terminates prior to the end of the Earn-Out period. The post-combination remuneration amount is allocated evenly to the 2022 operating metrics and 2023 operating metrics targets. The Company has not recorded any compensation expense for the year ended December 31, 2022 as the performance criteria is not probable.

The estimated fair value of the contingent consideration was determined using an option pricing model and is based upon available information and certain assumptions, known as of the reporting date, which management believes are reasonable. Any differences in the actual contingent consideration liability compared to the fair value as of the previous reporting date will be recorded within other income (expense), net within the consolidated statements of operations. Please see Note 6 for further information.

The final number of potential shares to be issued upon satisfaction of the Earn-Out will be based on the average of the volume-weighted average trading price on the New York Stock Exchange for one share of Class A Common Stock for each of the 30 full trading days ending on and including the full trading day immediately prior to the applicable Earn-Out payment date.
Atlas Certified, LLC.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
On December 30, 2021, Alclear acquired certain assets of Atlas Certified LLC, which provides an automated solution to verify professional licenses and certification data across industries by communicating with certifying organizations for on demand, current and trusted data.

The fair value of the purchase consideration was $9,000. The acquisition was accounted for as a business combination. Of the total purchase consideration, $5,000 was recorded as goodwill and $4,000 as acquired intangible assets on the consolidated balance sheets which was finalized within the measurement period. The goodwill recognized is expected to be deductible for tax purposes.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the years ended December 31, 2022, 2021 and 2020, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the years ended December 31, 2022, 2021 and 2020, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as of December 31:

	2022	2021	2020
Balance as of January 1	$188,563	$101,542	$121,339
Deferral of revenue	$532,323	339,064	210,174
Recognition of deferred revenue	(437,434)	(252,043)	(229,971)
Balance as of December 31	$283,452	$188,563	$101,542

The Company has obligations for refunds and other similar items of $3,837 as of December 31, 2022 recorded within accrued liabilities.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2022 and December 31, 2021 consist of the following:

	December 31, 2022	December 31, 2021
Prepaid software licenses	$9,362	$4,347
Coronavirus aid, relief, and economic security act retention credit	1,002	2,036
Prepaid insurance costs	2,613	2,845
Other current assets	5,120	12,912
Total	$18,097	$22,140

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. For the year ended

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
December 31, 2021, the Company recorded a receivable of $2,036 related to submissions made under the CARES Act. During the twelve months ended December 31, 2022, the Company received partial payment on this receivable and expects to receive the remainder of the balance in the next twelve months.
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
The contractual maturities of investments classified as marketable securities are as follows as of December 31, 2022 and December 31, 2021:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2022	December 31, 2021
Due within 1 year	$549,213	$288,036
Due within 2 years	116,597	—
Total marketable securities	$665,810	$288,036

The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at December 31, 2022 and December 31, 2021:

	For the Year Ended December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$69,762	$4	$(352)	$69,414	2
U.S. Treasures	365,424	511	(1,448)	364,487	1
Corporate bonds	218,980	9	(1,310)	217,679	2
Money market funds measured at NAV (a)	14,230	—	—	14,230	N/A
Total marketable securities	$668,396	$524	$(3,110)	$665,810

	For the Year Ended December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$128,963	$—	$(96)	$128,867	2
U.S. Treasures	82,491	—	(19)	82,472	1
Corporate bonds	115,154	—	(189)	114,965	2
Money market funds measured at NAV (a)	8,924	—	—	8,924	N/A
Total marketable securities	$335,532	$—	$(304)	$335,228

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
____________________________
(a)Money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the consolidated balance sheets.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company had no continuous unrealized loss position from marketable securities as of December 31, 2022 that was as a result of a credit deterioration. For the periods presented the Company does not intend to or will be required to sell these securities before recovery of their amortized cost bases.

Warrant liabilities

The following table provides a summary of changes in fair value of the Company’s Level 3 warrant liabilities prior to the Reorganization. The Company had no outstanding warrant liabilities subsequent to the Reorganization.

2021
Balance as of January 1, 2021	$(17,740)
Warrants issued	(289)
Fair value adjustments	(12,796)
Issuance of equity upon exercise of certain warrants	30,206
Issuance of equity upon settlement of certain warrants	619
Balance prior to the Reorganization	$—
For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
7. Property and Equipment, net
Property and equipment as of December 31, 2022 and December 31, 2021 consist of the following:

	Depreciation Period in Years	December 31, 2022	December 31, 2021
Internally developed software	3-5	$53,788	$40,788
Acquired software	3	6,536	6,396
Equipment	5	29,651	26,322
Leasehold improvements	1-15	7,731	7,671
Furniture and fixtures	5	1,608	2,281
Construction in progress		14,102	2,239
Total property and equipment, cost		113,416	85,697
Less: accumulated depreciation		(55,492)	(41,175)
Property and equipment, net		$57,924	$44,522
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020 was approximately $15,524, $12,304 and $9,406 respectively.
During the years ended December 31, 2022 and 2021, $13,000 and $17,243 was capitalized in connection with internally developed software. Amortization expense on internally developed software was $7,676, $5,416 and $3,748 for the years ended December 31, 2022, 2021 and 2020 respectively.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of December 31, 2022 were $1,428 and zero, respectively and $1,520 and $297 as of December 31, 2021, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized impairment charges of $2,047, $4,567, and zero on property and equipment. During 2022, these charges were as a result of lease-related transactions discussed in Note 8 and because the Company decided to cancel certain development projects due to the change in market demand as a result of the COVID-19 pandemic. During 2021, the Company determined that certain long-

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
lived assets were no longer recoverable and recognized impairment charges on hardware components recorded within construction in progress and equipment, because it decided to cancel certain development projects due to the change in market demand as a result of the COVID-19 pandemic.
8. Leases
Below is a reconciliation of the amounts reported on the consolidated balance sheets with respect to the Company’s operating leases:

December 31, 2022
2022	$12,331
2023	14,963
2024	14,980
2025	14,771
2026	14,884
Thereafter	148,099
Total future operating lease payments	220,028
Less: imputed interest	(89,919)
Total present value of lease payments	130,109
Lease liabilities, current	4,963
Lease liabilities, non-current	125,146
Total lease liabilities	$130,109

In September, 2022, the Company modified an existing lease agreement to terminate in March 2023. As a result, the Company reduced its lease liability by $5,988 and recognized the remeasurement as an adjustment to the corresponding ROU asset for the same amount.
In October 2022, the Company modified a lease agreement and simultaneously entered into a sublease agreement whereby the Company will continue to be a lessee under the original operating lease but will act as a sublessor. The Company recorded $1,021 of impairment to its ROU asset and will record sublease income in other income (expense), net within the consolidated statements of operations. For the year ended December 31, 2022, the Company recorded $130 of sublease income within other income (expense) within the consolidated statements of operations.

See Note 7 for further impact on the Company’s consolidated financial statements as a result of aforementioned transactions.
In November 2022, the Company commenced recognition on its operating lease for real estate space to house the Company’s corporate headquarters. The Company determined the commencement date based on the date on which the landlord delivered possession of the premises with certain agreed upon completed improvements to be made by the landlord. The term of the lease is fifteen years after the date the rent obligations begin, with an option to renew for one 5-year period or 10-year period at Fair Market Value (as defined in the lease agreement) by providing the landlord with eighteen months’ notice and meeting certain other requirements. The lease term expires on April 1, 2038. The Company recorded an increase to ROU Asset and lease liability of $107,683 on its consolidated balance sheets on the date of Commencement during the fourth quarter of 2022.

During the twelve months ended December 31, 2022, the Company also recognized an increase to its ROU Asset and lease liability of $1,625 for certain new immaterial property leases.

The weighted-average incremental borrowing rate applied to lease liabilities at the date of adoption was 4.3%. As of December 31, 2022, the weighted-average incremental borrowing rate was 7.55%. Additionally, the weighted-average remaining lease term as of December 31, 2022 was 13.86 years.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Total operating lease expense recognized on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 was $6,306, $4,288, and $6,657, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2022 was $4,893.
9. Intangible Assets, net

See below for Intangible assets, net as of December 31, 2022 and December 31, 2021:

	Amortization Period in Years	December 31, 2022	December 31, 2021
Patents	20	$2,643	$2,115
Acquired intangibles - technology	3	4,300	4,300
Acquired intangibles - customer relationships	11	17,900	15,801
Acquired intangibles - brand names	5	500	500
Other indefinite lived intangible assets		310	310
Total intangible assets, cost		25,653	23,026
Less: accumulated amortization		(3,361)	(93)
Intangible assets, net		$22,292	$22,933
Amortization expense of intangible assets was $3,268, $54 and $17 for the years ended December 31, 2022, 2021 and 2020 respectively.
The Company did not recognize any impairment charges on intangible assets, net or goodwill for the periods presented.
10. Restricted Cash
As of December 31, 2022 and December 31, 2021, the Company maintained bank deposits of $7,708 and $6,938, respectively, which were pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under the applicable revenue share agreements and its previous corporate headquarters lease agreement. As of December 31, 2022 and December 31, 2021, the Company also had a letter of credit in place for the amount of $6,099 in relation to the new corporate headquarters lease agreement entered into in December 2021 that commenced in November 2022.
In addition, the Company also has a $16,138 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of December 31, 2022 and December 31, 2021.
11. Other Assets
Other assets as of December 31, 2022 and December 31, 2021 consist of the following:

	December 31, 2022	December 31, 2021
Security deposits	$251	$242
Loan fees	70	376
Certificates of deposit	459	459
Other long-term assets	2,289	2,329
Total	$3,069	$3,406

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Accrued compensation and benefits	$17,362	$18,133
Accrued partnership liabilities	71,195	33,442
Lease liability	4,963	—
Other accrued liabilities	12,550	15,645
Total	$106,070	$67,220
The Company’s accrued partnership liabilities primarily relates to estimated amounts related to a portion of merchant credit card benefits that it expects to fund.
Other long term liabilities consist of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Deferred tax liability	$2,435	$3,792
Lease liability	$125,146	$—
Other long term liabilities	1,542	4,899
Total	$129,123	$8,691
13. Warrants
Historically, Alclear issued warrants for their holders to purchase shares of Class B redeemable capital units. These warrants were generally subject to performance-based vesting criteria. The Company recognizes the expense for those warrants expected to vest on a straight-line basis over the requisite service period of the warrants, which generally ranges from three months to six years. For warrants that vest upon issuance, the entire cost is expensed immediately.
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
Subsequent to the Reorganization, the Company had 7,674,502 warrants exercisable for Class A Common Stock primarily held by United Airlines and 968,043 warrants exercisable for Alclear Units. Subsequent to the Reorganization, there were no outstanding warrants classified as liability awards.
In December 2021, United Airlines exercised 2,000,000 vested warrants with an intrinsic value of $54,120. In January 2022, the same warrant holder exercised 1,207,932 vested warrants with an intrinsic value of $32,457.
In May 2022, the Company extended the term for existing United Airlines warrants that would continue to be exercisable for Class A Common Stock. The Company concluded that the extension was a modification and accounted for these instruments as equity awards under ASC 718. As the performance of the remaining vesting conditions was not probable before and after the date of modification, no amount was recorded related to the modification during the quarter that these warrants were modified. Due to the short duration to maturity and the nominal exercise price, the fair value of these warrants approximated the Class A Common Stock share price on the modification date.

In September 2022, United Airlines also exercised 534,655 vested warrants with an intrinsic value of $12,757. These exercises resulted in the Company issuing shares of its Class A Common Stock and were completed in a cashless transaction.

Additionally, in October, 2022, 2,138,620 warrants granted to United Airlines became probable of vesting and were exercised with an intrinsic value of $51,241 for Class A Common Stock in a cashless exercise. The 534,655 final remaining United Airlines warrants became probable of vesting in the fourth quarter of 2022 and were subsequently vested and exercised in January 2023. As a result, the Company recorded $76,834 of expense within general and administrative expense in the consolidated statements of operations for the twelve months ended December 31, 2022. The Company will recognize $1,038 of the remaining expense related to these warrants in January 2023. In January 2023, United Airlines exercised 534,655 fully vested warrants that were exercisable for Class A Common Stock in a cashless exercise with an intrinsic value of $16,136. The existing warrant agreement with United Airlines expired in the first quarter of 2023.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
In July 2022, the Company cancelled 515,974 outstanding that could have been exercisable for Class A Common Stock. These warrants were not considered as probable to vest as of the cancellation date.

In August 2022, the Company issued 108,611 replacement warrants exercisable for Class A Common Stock to certain warrant holders whose warrants expired in June 2022. Due to the short duration to maturity and the nominal exercise price, the fair value of these warrants approximated the Class A Common Stock share price on the grant date. The Company did not recognize expense related to these warrants as the performance of the awards was not considered probable. These warrants expired on December 31, 2022.

In November 2022, certain warrant holders exercised 194,109 warrants exercisable for Alclear Units for an exercise price of $.01. As a result, the Company net issued 194,043 shares of Class C Common Stock and the same number of Alclear Units.
The following warrants remained outstanding as of December 31, 2022 with a weighted average remaining term of approximately 0.1 years to 1.8 years.

	Classification	Number of Warrants	Weighted-Average Exercise Price
Exercisable for Class A Common Stock	Equity awards	634,054	$0.16
Exercisable for Alclear Units	Equity awards	773,934	$0.01

As of December 31, 2022, outstanding warrants are subject to certain performance based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement. Based on the likelihood of achievement of the vesting criteria, as of December 31, 2022 the Company estimated unrecognized warrant expense is $1,271.
The Company recorded the following within general and administrative expense in the consolidated statements of operations:

	For the year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Liability awards	$—	$12,796	$887
Equity awards	77,033	4,813	1,969
Total	$77,033	$17,609	$2,856
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
15. Stockholders’ Equity
Members’ Equity
Prior to the Reorganization, the Company had 21,042 authorized and zero issued and outstanding Class C Capital Units, which were granted to employees as part of the Company’s annual compensation process.
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
Prior to the Reorganization, during the years ended December 31, 2021 and 2020 the Company repurchased 31,972 and 284,404 profit units, respectively, through tender offers. Since such repurchases were at amounts that exceeded the then fair value of the units, the Company recorded expense as follows:

	For the year ended
	December 31, 2021	December 31, 2020
General and administrative	$697	$44,535
Research and development	15	5,976
Sales and marketing	—	40
Total	$712	$50,551
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
Share Repurchases

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
During the year ended December 31, 2022, the Company repurchased and retired 213,100 shares of its Class A Common Stock for $4,902 at an average price of $22.98. As of December 31, 2022, $95,103 remains available under the repurchase authorization. The Company has elected to account for the repurchase price paid in excess of par value in additional paid in capital within the consolidated financial statements.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Common Units in Alclear as of December 31, 2022:

	Alclear Units	Ownership Percentage
Alclear Holdings Units held by post-reorganization members	38,290,964	25.11%
Alclear Holdings Units held by Alclear Investments, LLC and Alclear Investments II, LLC	25,796,690	16.91%
Total	64,087,654	42.02%
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

During the year ended December 31, 2022, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 6,501,246 shares of Class A Common Stock and 913,131 shares of Class B Common Stock. The 913,131 shares of Class B Common Stock were automatically converted into shares of Class A Common Stock in connection with their sale, as required by the terms of the Company's Amended and Restated Certificate of Incorporation, resulting in aggregate issuance of 7,414,377 shares of Class A Common Stock in connection with exchanges made during the year ended December 31, 2022.
In addition, a non-controlling interest holder donated 135,000 shares of Class A Common Stock, which were issued automatically upon the conversion of an equivalent number of shares of Class B Common Stock pursuant to the Company’s Second Amended and Restated Certificate of Incorporation.

The non-controlling interest ownership percentage changed from 48.33% as of December 30, 2021 to 42.02% as of December 31, 2022. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of warrants and exchanges described above .
Special Dividend
On November 14, 2022, the Company announced that its Board declared a special cash dividend in the amount of $0.25 per share, payable on December 7, 2022 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on November 28, 2022 (the “Record Date”). The Company funded the dividend from

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear (who owned approximately 43% of the interests in Alclear as of the Record Date) and the Company (which owned approximately 57% of the interests in Alclear as of the Record Date). Any future dividends will be subject to the approval of the Board. To the extent the dividend exceeds the Company’s current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.
The Company has elected to account for the special dividend in additional paid in capital within the consolidated financial statements.
16. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A Common Stock as of the date of the Reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of restricted stock units (“RSUs”), restricted stock (“RSAs”), stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock) as of the last day of the immediately preceding year or a lesser amount approved by our Board or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock). As a result of this provision, in March 2022, the Company filed a Registration Statement on Form S-8 registering the issuance of an additional 5,693,082 shares of Class A Common Stock that are reserved for issuance in respect of awards that may be granted under the 2021 Omnibus Incentive Plan.

During the year ended December 31, 2021, certain RSUs, which were originally issued as profit units prior to the IPO and converted to RSUs in connection with the Reorganization, were forfeited. Such RSUs were subject to long-term revenue and cash-basis earnings performance hurdles that were not probable of being achieved as of the grant date. As a result, these awards were not vested at the time of forfeiture.

Effective July 1, 2022, the Company amended the vesting schedule of existing time-based restricted stock units that cliff-vest after a three-year period to vest ratably over the same three-year period. This amendment did not impact the Company's consolidated statements of operations for the year ended December 31, 2022. Although permitted by the Company’s 2021 Omnibus Plan, the Company did not withhold any taxes in connection with the delivery of RSUs during 2021. The Company did withhold taxes in connection with the net settlement of vested RSUs during 2022.

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
The following table summarizes information about the unvested profit units and RSUs in Alclear that were reclassified to RSAs or RSUs upon the Reorganization:

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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity related to the RSAs associated with compensation arrangements during years ended December 31, 2022.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value	RSA - Alclear Units	Weighted- Average Grant-Date Fair Value
Balance upon effect of reorganization*	1,878,986	$1.03	2,144,361	$1.29
Granted	—	—	—	—
Vested	(226,034)	(1.10)	(1,953,803)	(1.29)
Forfeited	(223,069)	(0.95)	—	—
Unvested balance, December 31, 2021	1,429,883	$1.04	190,558	$1.29
Granted	—	—	—	—
Vested	(978,375)	(1.11)	(190,558)	1.29
Forfeited	(215,229)	(0.87)	—	—
Unvested balance, December 31, 2022	236,279	0.87	—	$—
*The amounts above reflect the Reorganization and maintain the fair value for the substitution of profit units to RSAs.

Below is the compensation expense (credit) related to the RSAs:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cost of direct salaries and benefits	$8	$(5)	$51
General and administrative	133	1,078	1,056
Research and development	106	230	317
Sales and marketing	1	(33)	34
Total	$248	$1,270	$1,458

As of December 31, 2022, estimated unrecognized expense for RSAs was $25 with such expense to be recognized over a weighted-average period of approximately 0.24 years subsequent to December 31, 2022.
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during years ended December 31, 2022:

	RSUs	Weighted- Average Grant-Date Fair Value	Profit Units	Weighted- Average Grant-Date Fair Value
Balance upon effect of Reorganization*	3,009,982	$7.23	2,113,672	$2.29
Granted	1,880,506	34.77	—	—
Vested	(36,150)	(14.51)	(159,869)	(15)
Forfeited	(1,436,213)	(3.71)	(1,953,803)	(1.29)
Unvested balance, December 31, 2021	3,418,125	$23.56	—	$—
Granted**	2,989,208	25.13	—	—
Vested	(585,438)	(29.90)	—	—
Forfeited***	(1,694,654)	(13.59)	—	—
Unvested balance, December 31, 2022	4,127,241	27.89	—	$—

* The amounts above reflect the Reorganization and maintain the fair value for the substitution of Alclear RSUs to RSUs.
** This amount includes 783,672 RSUs subject to performance-based vesting conditions that were made to pre-IPO employees in 2021. In accordance with the accounting treatment of the awards, they are reported herein as having been granted in 2022, the year in which the performance metrics were set.
*** This amount includes (i) 790,542 RSUs subject to performance-based vesting conditions that were made to pre-IPO employees in 2020, for which the performance-based vesting conditions were not met as of the measurement date of December 31, 2022, and thus were forfeited in in accordance with their terms, and (ii) 166,830 RSUs subject to performance-based vesting conditions that were made to pre-IPO employees in 2021, and were forfeited due to termination.

Below is the compensation expense recognized related to the RSUs:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cost of direct salaries and benefits	$349	$321	$—
General and administrative	16,536	9,978	—
Research and development	17,464	6,488	—
Sales and marketing	565	237	—
Total	$34,914	$17,024	$—
As of December 31, 2022, estimated unrecognized compensation expense for RSUs that are probable of vesting was $82,661 with such expense expected to be recognized over a weighted-average period of approximately 1.03 years.
Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for the co-founders, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Company granted 4,208,617 Founder PSUs at a weighted average grant date fair value of $16.54. The Company recorded the compensation expense related to these awards within general and administrative in the consolidated statements of operations.
As of December 31, 2022, estimated unrecognized expense for Founder PSUs was $29,915 with such expense expected to be recognized over a weighted-average period of approximately 0.84 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
RSAs	$248	$1,270	$1,458
RSUs	34,914	17,024	—
Founder PSUs	26,301	13,403	—
Total	$61,463	$31,697	$1,458

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cost of direct salaries and benefits	$357	$317	$51
General and administrative	$42,970	$24,459	$1,056
Research and development	17,570	6,718	317
Sales and marketing	566	203	34
Total	$61,463	$31,697	$1,458

17. Net Income (Loss) per Common Share
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
Shares classified as treasury stock within the consolidated balance sheets are excluded from the calculation of basic net income (loss) per share. Additionally, the Company assumes the exercise for certain vested warrants exercisable for little to no consideration in its basic calculation to the extent applicable.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Below is the calculation of basic and diluted net loss per common share:

	Year Ended December 31, 2022
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(64,768)	$(805)
Weighted-average number of shares outstanding, basic	80,824,548	1,007,686
Weighted average vested warrants	292,636	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	81,117,184	1,007,686
Net loss per common share, basic:	$(0.80)	$(0.80)

Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(64,768)	$(805)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	81,117,184	1,007,686
Effect of dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	81,117,184	1,007,686
Net loss per common share, diluted:	$(0.80)	$(0.80)

	Year Ended December 31, 2021
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(35,590)	$(492)
Add: reallocation of net loss attributable to non-controlling interests from the assumed exercise of certain warrants	(534)	(7)
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	(36,124)	(499)
Weighted-average number of shares outstanding, basic	72,537,156	1,042,234
Add: weighted-average number of shares from the assumed exercise of certain warrants	2,978,086	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	75,515,242	1,042,234
Net loss per common share, basic:	$(0.48)	$(0.48)

Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(36,124)	$(499)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	75,515,242	1,042,234
Effect of dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	75,515,242	1,042,234
Net loss per common share, diluted:	$(0.48)	$(0.48)

Due to the net loss for the periods presented, the following potential shares of Common Stock were determined to be anti-dilutive and were therefore excluded from the weighted-average share count in the computation of diluted net income (loss) per share:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31, 2022
	Class A	Class B
Exchangeable Alclear Units	38,290,964	25,796,690
RSA’s	236,279	—
RSU’s	3,450,881	—
Total	41,978,124	25,796,690

	Year Ended December 31, 2021
	Class A	Class B
Exchangeable Alclear Units	44,598,167	26,709,821
RSA’s	1,429,883	—
RSU’s	2,603,389	—
Total	48,631,439	26,709,821

The Company has excluded certain RSU’s from the table above as they had performance conditions that were not achieved as of the end of the reporting period.
18. Income Taxes

As a result of the IPO and Reorganization in 2021, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is generally not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico.
The components of income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Current
Federal	$80	$—	$—
State	266	207	16
Foreign	63	26	—
Total current income taxes	409	$233	$16
Deferred
Federal	(822)	—	—
State	(1,649)	—	—
Foreign		—	—
Total deferred income taxes	(2,471)	—	—
Income tax expense (benefit)	$(2,062)	$233	$16
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020, is as follows:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	2022	2021	2020
Tax expense (benefit) at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of flow-through entity	0.0%	(9.4)%	(21.0)%
State taxes	(0.6)%	2.0%	0.3%
Remeasurement of state tax	1.7%	0.0%	0.5%
Permanent differences	(0.2)%	0.0%	(2.2)%
Non-controlling interest	(8.9)%	(5.4)%	0.0%
Change in valuation allowance	(11.5)%	(8.0)%	1.2%
Other	0.2%	(0.4)%	0.0%
Effective income tax rate	1.7%	(0.2)%	(0.2)%

The Company’s effective tax rate was 1.7%, (0.2%) and (0.2%) for December 31, 2022, 2021 and 2020, respectively. Significant changes in the reconciling items for the year ended December 31, 2022, compared to the year ended December 31, 2021, included effect of flow-through entity, non-controlling interest, change in valuation allowance, and a remeasurement of state deferred income tax related to Whyline Inc.
The components of the deferred tax assets and liabilities for the years ended December 31, 2022, and 2021 are as follows:

Deferred Taxes	2022	2021
Lease liability	$393	$—
R&D credit	1,676	—
Accrued expenses	2	7
Stock-based compensation	293	111
Investment in partnership	187,969	148,797
Other	194	731
Net operating loss	16,870	28,460
Gross deferred tax assets	207,397	178,106
Depreciation and amortization	(3,520)	(5,486)
Prepaid expenses and other	(39)	(31)
ROU asset	(373)	—
Gross deferred tax liabilities	(3,932)	(5,517)
Deferred income tax assets before valuation allowance	203,465	172,589
Valuation allowance	(205,900)	(176,381)
Net deferred tax asset (liability)	$(2,435)	$(3,792)
The increase in the Company’s valuation allowance in 2022 was primarily due to the increase in the Company’s investment in the partnership and in 2021 primarily for increases in operating losses and its investment in the partnership. The Company determined that it was not more likely than not that the benefits of these items will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The estimation of future taxable income and our ability to utilize deferred tax assets can significantly change based on future events. The table below summarizes the significant movement year over year in the Company’s valuation allowance:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	2022	2021
Balance as of January 1	$176,381	$204
Additions to valuation allowance through income tax expense	265	9,159
Additions to valuation allowance through equity	29,270	166,919
Additions to valuation allowance through goodwill	(16)	99
Release of valuation allowance through income tax expense	—	—
Balance as of December 31	$205,900	$176,381
As of December 31, 2022, the Company had federal income tax net operating loss (NOL) carryforwards of $68,442 which will carryforward indefinitely. The Company had foreign income tax NOL carryforwards of $324, which, if unused, will expire in years 2023 through 2026. The Company had state income tax NOL carryforwards of $38,161,
$27,783 of which, if unused, will expire in years 2028 through 2041.
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
The Company accrues liabilities for uncertain tax positions that are not more likely than not to be sustained upon examination. Interest and penalties related to uncertain tax positions are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company did not have significant unrecognized tax benefits and interest and penalties as of December 31, 2022, and 2021.
The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2019 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2017 and forward.
The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2022. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. The Company does not currently expect this provision to have a material impact on the consolidated financial statements.
Tax Receivable Agreement
As stated in Note 1, in connection with the IPO, the Company entered into the TRA, which generally provides for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Clear Secure, Inc. actually realizes or is deemed to realize as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by Alclear members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from the Alclear members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest arising as a result of payments made under the TRA. The Company will retain the benefit of the remaining 15% of these net cash savings.

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

During the twelve months ended December 31, 2022, the Company issued 7,414,377 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 15 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of December 31, 2022, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability that, if recorded, would be approximately $53 million.
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
Commitments other than leases

The Company is subject to minimum spend commitments of $5,813 over the next two years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of December 31, 2022:

2023	$19,529
2024	11,769
2025	5,870
2026	1,252
2027	715
Thereafter	945
Total	$40,080

The Company also has commitments for future marketing expenditures to sports stadiums of $6,468 through 2026. For the year ended December 31, 2022, 2021 and 2020, marketing expenses related to sports stadiums were approximately $4,898, $3,585 and $510, respectively.

Refer to Note 8 for the Company’s lease commitments.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
20. Related-Party Transactions
As of December 31, 2022, and December 31, 2021, the Company had total payables to certain related parties of $2,836 and $1,180. Additionally, for the years ended December 31, 2022, 2021 and 2020 the Company recorded $7,739, $6,640 and $6,800, respectively, within Cost of Revenue share fee within the consolidated statements of operations. These amounts are subject to a Cost of Revenue Share fee arrangement with an airline.
Refer to Note 13 for further information regarding transactions between certain related parties with regards to warrants and Note 18 regarding the TRA liability.
21. Employee Benefit Plan
The Company has a 401(k) retirement savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the years ended December 31, 2022, 2021 and 2020 the Company recorded $1,383, $1,013 and $239, respectively within the consolidated statements of operations.
22. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The line of credit has not been drawn against as of December 31, 2022. Prepaid loan fees related to this facility are presented within Other Assets with the current portion being presented within prepaid and other current assets and will be amortized over the term of the credit agreement. As of December 31, 2022 and 2021, the balance of these loan fees were $362 and $783, respectively.
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
In addition, the credit agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. At December 31, 2022, the Company was in compliance with all of the financial and non-financial covenants.
23. Subsequent Events
Subsequent to year end, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock for shares of the Company’s Class A Common Stock. As a result, the Company issued 1,848,773 shares of Class A Common Stock.
See Note 13 for subsequent exercises on fully vested warrants by United Airlines.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of external financial statements in accordance with generally accepted accounting principles.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the Company’s processes and assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” within this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Clear Secure, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Clear Secure, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Clear Secure, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss), changes in redeemable capital units and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
New York, New York
March 1, 2023
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement for the 2023 Annual Meeting is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement for the 2023 Annual Meeting is incorporated herein by reference.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 12, the Proxy Statement for the 2023 Annual Meeting is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 13, the Proxy Statement for the 2023 Annual Meeting is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as exhibits hereto:

Exhibit Number	Description
2.1
Reorganization Agreement, dated as of June 29, 2021, among Clear Secure, Inc., Alclear Holdings, LLC, Alclear Investments, LLC, Alclear Investments II, LLC, Alclear Management Pooling Vehicle, LLC, Kenneth Cornick and the other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001- 40568), filed on July 2, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Clear Secure, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-257532), filed on June 30, 2021).

3.2	First Amended and Restated By-laws of Clear Secure, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-257532), filed on June 30, 2021).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed on March 29, 2022).
10.1
Amended and Restated Operating Agreement of Alclear Holdings, LLC, dated as of June 29, 2021, among Alclear Holdings, LLC, Clear Secure, Inc., and the other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-40568), filed on July 2, 2021).

10.2
Exchange Agreement, dated as of June 29, 2021, among Clear Secure, Inc. and the other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-40568), filed on July 2, 2021).

10.3
Registration Rights Agreement, dated as of June 29, 2021, among Clear Secure, Inc. and the other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-40568), filed on July 2, 2021).

10.4
Tax Receivable Agreement, dated as of June 29, 2021, among Clear Secure, Inc. and the other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-40568), filed on July 2, 2021).

10.5	Form of Indemnification Agreement (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).
10.6	Clear Secure, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 23, 2021).†
10.7
Form of Stock Option Award Agreement for use with the Clear Secure, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).†

10.8
Form of Restricted Stock Unit Agreement for use with the Clear Secure, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).†

10.9
Form of Restricted Stock Unit Agreement (2022) for use with the Clear Secure, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2022). †

10.10
Form of Performance Restricted Stock Unit Agreement (2022) for use with the Clear Secure, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2022). †

10.11
Credit Agreement, dated March 31, 2020, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).

10.12
Amendment No. 1 to Credit Agreement, dated April 29, 2021, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).

10.13
Other Transaction Agreement, dated January 9, 2020, by and between Alclear, LLC, and Transportation Security Administration (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).

10.14
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

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 1, 2023.

Date:	March 1, 2023	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chairman and Chief Executive Officer

Date:	March 1, 2023	By:	/s/ Kenneth Cornick
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

Signature	Title	Date
/s/ Caryn Seidman-Becker Caryn Seidman-Becker	Chairman and Chief Executive Officer (principal executive officer)	March 1, 2023
/s/ Kenneth Cornick Kenneth Cornick	President and Chief Financial Officer and Director (principal financial officer)	March 1, 2023
/s/ Dennis Liu Dennis Liu	Chief Accounting Officer (principal accounting officer)	March 1, 2023
/s/ Michael Barkin Michael Barkin	Director	March 1, 2023
/s/ Jeffery H. Boyd Jeffery H. Boyd	Director	March 1, 2023
/s/ Tomago Collins Tomago Collins	Director	March 1, 2023
/s/ Kathryn A. Hollister Kathryn A. Hollister	Director	March 1, 2023
/s/ Adam Wiener Adam Wiener	Director	March 1, 2023