Form 10-Q
period 2023-03-31
Clear Secure, Inc.
filed 2023-05-09
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of May 4, 2023:

Class A Common Stock par value $0.00001 per share	90,263,612
Class B Common Stock par value $0.00001 per share	907,234
Class C Common Stock par value $0.00001 per share	36,242,191
Class D Common Stock par value $0.00001 per share	25,796,690

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,089	$38,939
Marketable securities	708,919	665,810
Accounts receivable	962	1,169
Prepaid revenue share fee	17,774	17,585
Prepaid expenses and other current assets	17,855	18,097
Total current assets	784,599	741,600

Property and equipment, net	68,039	57,924
Right of use asset, net	120,592	123,880
Intangible assets, net	21,485	22,292
Goodwill	58,807	58,807
Restricted cash	30,882	29,945
Other assets	9,189	3,069
Total assets	$1,093,593	$1,037,517
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,172	$7,951
Accrued liabilities	155,603	106,070
Deferred revenue	297,823	283,452
Total current liabilities	464,598	397,473
Other long term liabilities	130,483	129,123
Total liabilities	595,081	526,596
Commitments and contingencies (Note 19)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 90,214,391 shares issued and outstanding as of March 31, 2023 and 87,841,336 shares issued and 87,760,831 shares outstanding as of December 31, 2022	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 907,234 shares issued and outstanding as of March 31, 2023 and 907,234 shares issued and outstanding as of December 31, 2022	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 36,242,191 shares issued and outstanding as of March 31, 2023 and 38,290,964 shares issued and outstanding as of December 31, 2022	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 25,796,690 shares issued and outstanding as of March 31, 2023 and 25,796,690 shares issued and outstanding as of December 31, 2022	—	—
Accumulated other comprehensive loss	(591)	(1,529)
Treasury stock at cost, 0 shares as of March 31, 2023 and 80,505 shares as of December 31, 2022	—	—
Accumulated deficit	(107,021)	(101,797)
Additional paid-in capital	404,385	394,390
Total stockholders’ equity attributable to Clear Secure, Inc.	296,774	291,065
Non-controlling interest	201,738	219,856
Total stockholders’ equity	498,512	510,921
Total liabilities and stockholders’ equity	$1,093,593	$1,037,517

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$132,356	$90,539

Operating expenses:
Cost of revenue share fee	19,570	$12,142
Cost of direct salaries and benefits	33,146	$22,980
Research and development	21,944	$15,512
Sales and marketing	9,509	$7,826
General and administrative	58,078	$45,926
Depreciation and amortization	5,167	$4,384
Operating loss	(15,058)	(18,231)

Other income (expense):
Interest income (expense), net	6,392	$7
Other income (expense), net	274	$(268)
Loss before tax	(8,392)	(18,492)
Income tax benefit (expense)	119	$(302)
Net loss	(8,273)	(18,794)
Less: net loss attributable to non-controlling interests	(3,049)	(8,467)
Net loss attributable to Clear Secure, Inc.	$(5,224)	$(10,327)

Net loss per share of Class A Common Stock and Class B Common Stock (Note 16)
Net loss per common share basic and diluted, Class A	$(0.06)	$(0.13)
Net loss per common share basic and diluted, Class B	$(0.06)	$(0.13)
Weighted-average shares of Class A Common Stock outstanding	89,614,791	76,672,530
Weighted-average shares of Class B Common Stock outstanding	907,234	1,042,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(8,273)	$(18,794)
Other comprehensive income (loss)
Foreign currency translation	8	(50)
Unrealized gain (loss) on fair value of marketable securities	1,588	(1,041)
Total other comprehensive income (loss)	1,596	(1,091)
Comprehensive loss	(6,677)	(19,885)
Less: comprehensive loss attributable to non-controlling interests	(2,391)	(8,988)
Comprehensive loss attributable to Clear Secure, Inc.	$(4,286)	$(10,897)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2022	76,393,256	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$313,845	$(103)	223,069	$—	$(36,130)	$277,613	$261,855	539,468
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,327)	(10,327)	(8,467)	(18,794)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(570)	—	—	—	(570)	(521)	(1,091)
Equity-based compensation expense, net of forfeitures	(60,349)	—	—	—	—	—	—	—	7,365	—	60,349	—	—	7,365	5,694	13,059
Warrant expense	—	—	—	—	—	—	—	—	37	—	—	—	—	37	34	70
Exchange of shares	1,025,318	—	—	—	(1,020,812)	—	(4,506)	—	2,606	—	—	—	—	2,606	(2,606)	—
Exercise of warrants	1,207,931	—	—	—	—	—	—	—	3,070	—	—	—	—	3,070	(3,070)	—
IPO Expenses	—	—	—	—	—	—	—	—	(156)	—	—	—	—	(156)	(141)	(297)
Balance, March 31, 2022	78,566,156	$1	1,042,234	$—	43,577,355	$—	26,705,315	$—	$326,767	$(673)	283,418	$—	$(46,457)	$279,638	$252,778	$532,416
Balance, January 1, 2023	87,760,831	$1	907,234	$—	38,290,964	$—	25,796,690	$—	$394,390	$(1,529)	80,505	$—	$(101,797)	$291,065	$219,856	$510,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,224)	(5,224)	(3,049)	(8,273)
Other comprehensive income	—	—	—	—	—	—	—	—	—	938	—	—	—	938	658	1,596
Equity-based compensation expense, net of forfeitures	(3,079)	—	—	—	—	—	—	—	10,151	—	3,079	—	—	10,151	6,257	16,408
Net share settlements of stock-based awards	155,049	—	—	—	—	—	—	—	(946)	—	(83,584)	—	—	(946)	(1,462)	(2,408)
Warrant expense	—	—	—	—	—	—	—	—	366	—	—	—	—	366	257	623
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,615	—	—	—	—	1,615	(1,615)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,886)	(13,886)
Exchange of shares	2,048,773	—	—	—	(2,048,773)	—	—	—	6,189	—	—	—	—	6,189	(6,189)	—
Repurchase and retirement of Class A Common Stock	(281,838)	—	—	—	—	—	—	—	(7,380)	—	—	—	—	(7,380)	911	(6,469)
Balance, March 31, 2023	90,214,391	$1	907,234	$—	36,242,191	$—	25,796,690	$—	$404,385	$(591)	—	$—	$(107,021)	$296,774	$201,738	$498,512
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(8,273)	$(18,794)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation of property and equipment	4,345	3,489
Amortization of intangible assets	822	895
Noncash lease expense	1,748	721
Impairment of assets	3,633	313
Equity-based compensation	16,649	13,129
Deferred income tax	84	206
Amortization of revolver loan costs	110	198
Premium amortization and (discount accretion), net on marketable securities	(4,074)	287
Changes in operating assets and liabilities:
Accounts receivable	207	(2,194)
Prepaid expenses and other assets	(2,255)	6,472
Prepaid revenue share fee	(189)	(1,300)
Accounts payable	2,548	(2,137)
Accrued and other long term liabilities	29,702	7,261
Deferred revenue	14,371	17,232
Operating lease liabilities	1,329	(846)
Net cash provided by operating activities	$60,757	$24,932
Cash flows from investing activities:
Purchases of marketable securities	(258,230)	(149,066)
Sales of marketable securities	223,049	149,066
Purchase of strategic investment	(6,000)	—
Purchases of property and equipment	(9,410)	(5,533)
Purchase of intangible assets	(14)	(100)
Net cash used in investing activities	$(50,605)	$(5,633)
Cash flows from financing activities:
Repurchase of Class A Common Stock	(6,471)	—
Payment of special dividend	(34)	—
Tax distribution to members	(187)	—
Payment of taxes on net settled stock-based awards	(2,408)	—
Net cash used in financing activities	$(9,100)	$—
Net increase in cash, cash equivalents, and restricted cash	1,052	19,299
Cash, cash equivalents, and restricted cash, beginning of period	68,884	309,126
Exchange rate effect on cash and cash equivalents, and restricted cash	35	(50)
Cash, cash equivalents, and restricted cash, end of period	$69,971	$328,375

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$39,089	$299,134
Restricted cash	30,882	29,241
Total cash, cash equivalents, and restricted cash	$69,971	$328,375
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except for share and per share data, unless otherwise noted)

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

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 52 airports (as of the date of this filing); Powered by CLEAR, our business to business offering that extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits (“SDKs”) and application programming interfaces (“APIs”); and our flagship CLEAR app, which offers free to consumer products like Home-to-Gate and Health Pass, and in the future will also include Reserve Powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
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

•Alclear Investments, LLC, an entity controlled by Caryn Seidman-Becker, the Chair of our board of directors (“Board”), our Co-Founder and our Chief Executive Officer, and Alclear Investments II, LLC, an entity controlled by Kenneth Cornick, our Co-Founder, President and Chief Financial Officer, contributed a portion of their Alclear Units to us in exchange for Class B Common Stock.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
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
2. Basis of Presentation and Summary of Significant Accounting Policies

These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statement financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). Other than the item below, there have been no changes to the accounting policies disclosed within the 2022 Form 10-K:

Investments in Equity Securities

In accordance with ASC 321 "Investments—Equity Securities" ("ASC 321"), investments in equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains, losses and impairments on investments in equity securities are recognized within other income (expense), net within the condensed consolidated statements of operations. The Company regularly reviews its investments in equity securities not accounted for using the equity method or at fair value for impairment based on a qualitative assessment of a variety of factors. If an equity security is impaired, an impairment loss is recognized in the condensed consolidated statements of operations equal to the difference between the fair value of the investment and its carrying amount. Refer to Note 11 for further details on the Company’s strategic investment.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The condensed consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.
Recently Adopted Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2022, within these condensed consolidated financial statements. There was no material impact as a result. There are no newly issued standards since December 31, 2022 that are applicable to the Company.
3. Business Combinations

On December 29, 2021, Alclear acquired 100% of Whyline, Inc., a provider of virtual queuing and appointment technology that the Company operates under the product name, Reserve Powered by CLEAR.

In conjunction with the acquisition, the Company entered into an agreement to issue Class A Shares of Common Stock upon satisfaction of terms related to the contingent consideration. The remaining tranche of contingent consideration will be settled upon the achievement of specified operating metrics during the twelve-month period ended December 31, 2023.

The maximum settlement of the contingent consideration is $3,333, which is not subject to the satisfaction of service-based criteria. The contingent consideration was immaterial as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, the Company did not record adjustments on its contingent consideration.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three months ended March 31, 2023 and 2022, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three months ended March 31, 2023 and 2022, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the three months ended March 31, 2023.

2023
Balance as of January 1	$283,452
Deferral of revenue	144,795
Recognition of deferred revenue	(130,424)
Balance as of March 31	$297,823
During the three months ended March 31, 2022, the Company recognized revenue from its existing deferred revenue for the amount of $88,592.

The Company has obligations for refunds and other similar items of $3,204 as of March 31, 2023 recorded within accrued liabilities.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
Prepaid software licenses	$8,940	$9,362
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Prepaid insurance costs	1,435	2,613
Other current assets	6,478	5,120
Total	$17,855	$18,097
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. For the year ended December 31, 2020, the Company recorded a receivable of $2,036 related to submissions made under the CARES Act. The Company received partial payment on this receivable during the year ended December 31, 2022. The Company expects to receive the remainder of the balance in the next twelve months.
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
The following is a description of the valuation methodologies used for certain assets and liabilities measured at fair value.
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
(dollars in thousands, except for share and per share data, unless otherwise noted)

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
The contractual maturities of investments classified as marketable securities are as follows:

	March 31, 2023	December 31, 2022
Due within 1 year	$582,907	$549,213
Due after 1 year through 2 years	126,012	116,597
Total marketable securities	$708,919	$665,810
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at March 31, 2023 and December 31, 2022.

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$91,875	$1	$(199)	$91,677	2
U.S. Treasures	383,070	961	(870)	383,161	1
Corporate bonds	223,416	63	(1,294)	222,185	2
Money market funds measured at NAV (a)	11,896	—	—	11,896	N/A
Total marketable securities	$710,257	$1,025	$(2,363)	$708,919

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$69,762	$4	$(352)	$69,414	2
U.S. Treasures	365,424	511	(1,448)	364,487	1
Corporate bonds	218,980	9	(1,310)	217,679	2
Money market funds measured at NAV (a)	14,230	—	—	14,230	N/A
Total marketable securities	$668,396	$524	$(3,110)	$665,810
(a)Certain money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the condensed consolidated balance sheets.
Of the total marketable securities held at fair value as of March 31, 2023, $33,319 was in a continuous unrealized loss for 12 months or longer. The Company had no continuous unrealized loss position in relation to marketable securities as of March 31, 2023 or December 31, 2022 that was as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
7. Property and Equipment, net
Property and equipment as of March 31, 2023 and December 31, 2022 consist of the following:

	Depreciation period in years	March 31, 2023	December 31, 2022
Internally developed software	3 - 5	$56,942	$53,788
Acquired software	3	6,544	6,536
Equipment	5	29,176	29,651
Leasehold improvements	1 - 15	11,355	7,731
Furniture and fixtures	5	12,058	1,608
Construction in progress		9,703	14,102
Total property and equipment, cost		125,778	113,416
Less: accumulated depreciation		(57,739)	(55,492)
Total property and equipment, net		$68,039	$57,924
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2023 and 2022 was $4,345 and $3,489, respectively.
During the three months ended March 31, 2023, $3,154 was capitalized in connection with internally developed software inclusive of $382 of equity-based compensation. Amortization expense on internally developed software was $1,751 and $1,737 for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, the Company recognized impairment charges of $2,127 and $313, respectively, on certain long-lived assets.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of March 31, 2023 were $2,101 and $6,122, respectively, and $1,261 and $427 as of March 31, 2022, respectively.
8. Leases

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2023 and March 31, 2022 was $1,082 and $1,155 respectively.
During the three months ended March 31, 2023, the Company entered into a sublease agreement whereby the Company will continue to be a lessee under the original operating lease but will act as a sublessor. The Company recorded $1,506 of impairment to its right of use asset within general and administrative in the condensed consolidated statements of operations and will record sublease income in other income (expense), net within the condensed consolidated statements of operations.
9. Intangible Assets, net
See below for Intangible assets, net as of March 31, 2023 and December 31, 2022:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Amortization Period in Years	March 31, 2023	December 31, 2022
Patents	20	$2,658	$2,643
Acquired intangibles - technology	3	4,300	4,300
Acquired intangibles - customer relationships	11	17,900	17,900
Acquired intangibles - brand names	5	500	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		25,668	25,653
Less: accumulated amortization		(4,183)	(3,361)
Intangible assets, net		$21,485	$22,292

Amortization expense on intangible assets for the three months ended March 31, 2023 and 2022 was $822 and $895, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
10. Restricted Cash
As of March 31, 2023 and December 31, 2022, the Company maintained bank deposits of $8,542 and $7,708, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements. As of March 31, 2023 and December 31, 2022, the Company also had a letter of credit in place for the amount of $6,153 and $6,099, respectively, in relation to the new corporate headquarters lease agreement entered into in December 2021 that commenced in November 2022.
In addition, the Company also has a $16,187 and $16,138 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of March 31, 2023 and December 31, 2022.
11. Other Assets
Other assets consist of the following of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Security deposits	$271	$251
Loan fees	15	70
Certificates of deposit	459	459
Strategic investment	6,000	—
Other long-term assets	2,444	2,289
Total	$9,189	$3,069

During the three months ended March 31, 2023, the Company made a strategic investment in equity securities in a privately held company. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative to record the investment at initial cost less impairments, if any, adjusted for observable changes in fair value for identical or similar investments of the same issuer. Adjustments resulting from these fluctuations are recorded within other income (expense) on the Company’s condensed consolidated statements of operations.

During the three months ended March 31, 2023, there were no adjustments recorded by the Company in relation to its strategic investment.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$10,230	$17,362
Accrued partnership liabilities	103,638	71,195
Lease liability	5,487	4,963
Other accrued liabilities	36,248	12,550
Total	$155,603	$106,070
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the second half of the current year.
Other long term liabilities consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deferred tax liability	$2,520	$2,435
Lease liability	125,935	125,146
Other accrued liabilities	2,028	1,542
Total	$130,483	$129,123
13. Warrants

In January 2023, the Company recognized $1,038 of the remaining expense related to the 534,655 fully vested United Airlines warrants. These warrants were exercised for Class A Common Stock in a cashless exercise with an intrinsic value of $16,136. The existing warrant agreement with United Airlines expired in the first quarter of 2023.

Based on the probability of vesting, the Company recorded net $623 and $70 for the three months ended March 31, 2023 and March 31 2022, respectively within general and administrative expense in the condensed consolidated statements of operations.

The following warrants remained outstanding as of March 31, 2023:

	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Class A Common Stock	99,939	$0.01	0.67
Exercisable for Alclear Units	773,934	$0.01	1.46

All outstanding warrants are subject to certain performance-based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement.
14. Stockholders’ Equity

Common Stock
The Company has and will issue shares of its Common Stock as a result of transactions in relation to warrant exercises, exchanges, and vesting of restricted stock units (“RSUs”).

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Treasury Stock
The Company's treasury stock consists of forfeited Restricted Stock Awards (“RSAs”) that are legally issued shares held by the Company, and is recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Company’s Board. The Company’s treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.
Share Repurchases

During the three months ended March 31, 2023, the Company repurchased and retired 281,838 shares of its Class A Common Stock for $6,471 at an average price of $22.96. As of March 31, 2023, $88,627 remains available under the repurchase authorization.

The Inflation Reduction Act created an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the three months ended March 31, 2023, the Company did not have an impact related to this within its condensed consolidated financial statements. Refer to Note 17 for further information regarding the Inflation Reduction Act.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Alclear Units as of March 31, 2023:

	Alclear Units	Ownership Percentage
Alclear Units held by post-reorganization members	36,242,191	23.66%
Alclear Units held by the Alclear members	25,796,690	16.84%
Total	62,038,881	40.50%

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

During the three months ended March 31, 2023, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 2,048,773 shares of Class A Common Stock.

The non-controlling interest ownership percentage declined from 42.02% as of December 31, 2022 to 40.50% as of March 31, 2023. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of certain warrants and exchanges described above.
15. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A Common Stock as of the date of the Reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of RSUs, RSAs, stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock) as of the last day of the immediately preceding year or a lesser amount approved by the Board or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A common stock). For fiscal year 2023, the Compensation Committee of the Board approved no increase in the 2021 Omnibus Incentive Plan, which such increase would have been effective on the first business day of 2023.

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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

The following is a summary of activity related to the RSAs associated with compensation arrangements during the three months ended March 31, 2023.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2023	236,279	$0.87
Granted	—	—
Vested	(173,156)	(0.87)
Forfeited	(3,079)	(0.87)
Unvested balance as of March 31, 2023	60,044	$0.87

Below is the compensation expense related to the RSAs:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of direct salaries and benefits	$—	$2
Research and development	2	44
Sales and marketing	—	1
General and administrative	5	63
Total	$7	$110

As of March 31, 2023, estimated unrecognized expense for RSAs that are probable of vesting was $3 with such expense to be recognized over a weighted-average period of approximately 0.21 years.
Restricted Stock Units

RSUs are subject to both service-based and, in some cases, performance-based vesting conditions. RSUs will vest on a specified date, provided the applicable service (generally three years) and, if applicable, when certain performance conditions are probable of satisfaction. The RSUs with performance-based vesting conditions are subject to long-term revenue and cash-basis earnings performance hurdles. The Company determines the fair value of each RSU based on the grant date and records the expense over the vesting period or requisite service period on a straight-line basis and for performance-based vesting awards, whether they are probable or not.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during the three months ended March 31, 2023:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2023	4,125,596	$27.88
Granted	446,253	30.01
Vested	(245,174)	(20.54)
Forfeited	(232,551)	(26.88)
Unvested balance as of March 31, 2023	4,094,124	$28.61

Below is the compensation expense recognized related to the RSUs:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of direct salaries and benefits	$73	$91
Research and development	4,950	3,697
Sales and marketing	(101)	48
General and administrative	4,612	2,628
Total	$9,534	$6,464
As of March 31, 2023, estimated unrecognized expense for RSUs that are probable of vesting was $79,801 with such expense to be recognized over a weighted-average period of approximately 2.01 years.

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
As of March 31, 2023, estimated unrecognized expense for Founder PSUs was $23,430 with such expense to be recognized over a weighted-average period of approximately 0.78 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans:

	Three Months Ended
	March 31, 2023	March 31, 2022
RSAs	$7	$110
RSUs	9,534	6,464
Founder PSUs	6,485	6,485
Total	$16,026	$13,059

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of direct salaries and benefits	$73	$94
Research and development	4,952	9,176
Sales and marketing	(101)	3,741
General and administrative	11,102	48
Total	$16,026	$13,059

16. Net Loss per Common Share
Below is the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31, 2023
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(5,173)	$(51)
Weighted-average number of shares outstanding, basic	89,555,385	907,234
Weighted-average vested warrants	59,406	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	89,614,791	907,234
Net loss per common share, basic:	$(0.06)	$(0.06)
Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(5,173)	$(51)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	89,614,791	907,234
Effect of dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	89,614,791	907,234
Net loss per common share, diluted:	$(0.06)	$(0.06)

	Three Months Ended March 31, 2022
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(10,189)	$(138)
Weighted-average number of shares outstanding, basic	76,672,530	1,042,234
Weighted-average vested warrants	—	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	76,672,530	1,042,234
Net loss per common share, basic:	$(0.13)	$(0.13)
Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(10,189)	$(138)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	76,672,530	1,042,234
Effect of dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	76,672,530	1,042,234
Net loss per common share, diluted:	$(0.13)	$(0.13)

Due to the net loss for the periods presented, the following potentially dilutive shares were determined to be anti-dilutive and were therefore excluded from the weighted-average share count in the computation of net loss per common share, diluted:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three Months Ended March 31, 2023
	Class A	Class B
Exchangeable Alclear Units	36,242,191	25,796,690
RSA’s	60,044	—
RSU’s	4,094,124	—
Total	40,396,359	25,796,690

	Three Months Ended March 31, 2022
	Class A	Class B
Exchangeable Alclear Units	43,580,905	26,705,315
RSA’s	1,346,372	—
RSU’s	2,915,337	—
Total	47,842,614	26,705,315

The Company has excluded certain potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
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

The Company reported a tax benefit of $119 on a pretax loss of $8,392 for the three months ended March 31, 2023 as compared to a tax expense of $302 on a pretax loss of $18,492 for the three months ended March 31, 2022. This resulted in an effective tax rate of 1.4% for the three months ended March 31, 2023 as compared to (1.6%) percent for the three months ended March 31, 2022. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) movement in valuation allowance, (3) foreign taxes, and (4) the impact of U.S. federal and state taxes in excess of applicable tax attributes (e.g., net operating losses and general business tax credits).
The Company did not have significant unrecognized tax benefits and interest and penalties as of March 31, 2023. The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2019 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2017 and forward.

Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. The Company does not currently expect this provision to have a material impact on the consolidated financial statements for the three months ended March 31, 2023. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the three months ended March

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
31, 2023, the Company repurchased 281,838 shares of its Class A Common Stock for $6,471 at an average price of $22.96 However, there was no excise tax as of March 31, 2023 because the stock issuances were in excess of repurchases.
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

As of March 31, 2023, the Company issued 9,463,150 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 15 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of March 31, 2023, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, as of March 31,2023, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability that, if recorded, would be approximately $67,439.

Tax Distributions

The members of Alclear, including CLEAR, incur U.S. federal, state and local income taxes on their share of any taxable income of Alclear. The Operating Agreement provides for pro rata cash distributions (“tax distributions”) to the holders of the Alclear Units in an amount generally calculated to provide each member of Alclear with sufficient cash to cover its tax liability in respect of the taxable income of Alclear allocable to them. In general, these tax distributions are computed based on Alclear’s estimated taxable income, multiplied by an assumed tax rate as set forth in the Operating Agreement.

For the three months ended March 31, 2023, Alclear recorded a liability of $13,886 related to tax distributions to non-controlling interest holders which was subsequently paid in full in April 2023.
18. Commitments and Contingencies
Litigation
From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
of loss can be reasonably estimated. Based on the currently available information, the Company does not believe that there are claims or legal proceedings that would have a material adverse effect on the business, or the condensed consolidated financial statements of the Company.
Commitments other than leases
The Company is subject to minimum spend commitments of $4,708 over the next two years under certain service arrangements.

The Company has commitments for future marketing expenditures to sports stadiums of $11,581 through 2027. For the three months ended March 31, 2023 and 2022, marketing expenses related to sports stadiums were approximately $1,269 and $905, respectively.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of March 31, 2023:

2023	$14,201
2024	11,390
2025	6,199
2026	1,532
2027	761
Thereafter	945
Total	$35,028
19. Related Party Transactions
As of March 31, 2023, and December 31, 2022, the Company had total payables to certain related parties of $2,558 and $2,836, respectively.
For the three months ended March 31, 2023 and 2022, the Company recorded $2,851 and $2,054, respectively, in cost of revenue share fee within the condensed consolidated statements of operations, in connection with certain related parties.
Refer to Note 17 for information regarding the TRA liability. Refer to Note 13 regarding transactions between certain related parties with regards to warrants.
20. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended March 31, 2023 and 2022, the Company recorded expense of $842 and $745, respectively, within the condensed consolidated statements of operations.
21. Debt
In March 2020, the Company entered into a credit agreement (the “Credit Agreement”) for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into an amended credit agreement (the “First Amended Credit Agreement”) that increased the Company increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility. The revolving credit facility has not been drawn against as of March 31, 2023. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized with twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets. As of March 31, 2023, the balance of these loan fees was $233.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
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

As of May 4, 2023, the Company had a remaining borrowing capacity of $93,919, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the credit agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. As of March 31, 2023, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
22. Subsequent Events

On May 9, 2023, the Company announced that a special committee of its Board declared a special cash dividend in the amount of $0.20 per share payable on May 25, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on May 18, 2023.

The Company is funding the payment of the special cash dividend from its pro rata share of tax distributions made by Alclear. Tax distributions are required under Alclear’s Operating Agreement, generally at the highest tax rate applicable to individuals. However, due mainly to the Company’s utilization of certain tax attributes and the lower tax rate on corporations, the Company has received cash from tax distributions in excess of what is required to fund its tax liabilities and obligations under its Tax Receivable Agreement. The excess cash held by the Company is being used to fund the cash dividend.

To the extent the dividend exceeds our current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

The Board has not established a regular dividend policy regarding excess tax distributions received from Alclear. Any future dividends will be at the discretion of, and subject to the approval of, the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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
Overview

CLEAR is an identity company obsessed with the customer experience. We make everyday experiences frictionless by connecting your identity to the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering friction-free experiences in airports for over a decade, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are looking forward to becoming an authorized TSA PreCheck® enrollment provider to help bring TSA PreCheck® enrollment to more people in more places. Once CLEAR successfully meets all TSA requirements to become an enrollment provider and completes a trial period, CLEAR will be approved to begin offering TSA PreCheck® enrollment services to the public at select locations using CLEAR pods. We expect to soft launch TSA PreCheck® Enrollment Provided by CLEAR in mid-2023. Our business to business offering, Powered by CLEAR extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits (“SDKs”) and application programming interfaces (“APIs”). Powered by CLEAR offers solutions to partners such as identity verification, virtual queuing, and credential validation (e.g., age validation and health attributes, among others). Our flagship CLEAR app offers free to consumer products like Home-to-Gate and Health Pass, and in the future will also include Reserve Powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
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
Timing of new partner, product and location launches
Our financial performance is dependent in part on new partner, product and location launches. In many cases, we cannot predict the exact timing of those launches. Delays, resulting either from internal or external factors, may have a material effect on our financial results.
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

Maintaining strong unit economics

Our business model is powered by network effects and has historically been characterized by efficient member acquisition and high member retention rates. This is evident by our approximately 22 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2022. The Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus members who joined during 2022 has improved compared to prior periods. While we believe our unit economics will remain attractive, this is dependent on our ability to add new members efficiently and maintain our historically strong retention rates. As we grow our market penetration, the cost to acquire new members could increase and the experience we deliver to members could degrade, causing lower retention rates. For our definitions of “Lifetime Value” and “Customer Acquisition Cost” and information about how we calculate these metrics, see the section titled “Business—Our Member Acquisition and Retention Strategy” in our Annual Report on Form 10-K.
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
Following our IPO, we have incurred and we expect to continue to incur, increased amounts of compensation expense, including related to equity awards granted under the 2021 Omnibus Incentive Plan to both existing employees and newly-hired employees, and grants in connection with new hires could be significant. In addition, as a new public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur additional expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
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

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, varies depending upon a number of factors, including the timing of exchanges by or purchases from the Alclear Members, the price of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. During the three months ended March 31, 2023, the Company recognized certain exchanges. As of March 31, 2023, the Company did not record a TRA liability as a result of these exchanges.
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

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Total Bookings (in millions)	$149.7	$107.8	$41.9	39%
Total Bookings increased by $41.9 million, or 39%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by higher new member enrollments and strong retention of existing members. Approximately 30% of paying CLEAR Plus members were on a family plan as of March 31, 2023 and 2022, respectively.
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

	As of
	March 31, 2023	March 31, 2022	$ Change	% Change
Total Cumulative Enrollments (in thousands)	16,202	11,819	4,383	37%

Total Cumulative Enrollments were 16,202 as of March 31, 2023 and 11,819 as of March 31, 2022, which represented a 37% increase. The year over year increase was driven by growth of CLEAR Plus member enrollments in existing and new markets.
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

	As of
	March 31, 2023	March 31, 2022	$ Change	% Change
Total Cumulative Platform Uses (in thousands)	141,106	95,283	45,823	48%

Total Cumulative Platform Uses was 141,106 as of March 31, 2023 and 95,283 as of March 31, 2022, which represented a 48% increase, driven by CLEAR Plus verifications.
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

	As of
	March 31, 2023	March 31, 2022	% Change
Annual CLEAR Plus Net Member Retention	91.3%	95.3%	(4.0%)
Annual CLEAR Plus Net Member Retention was 91.3% as of March 31, 2023 and 95.3% as of March 31, 2022, a year-over year decrease of 400 basis points. The decline was driven by a normalization of winback activity from pandemic levels.

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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Loss to Adjusted EBITDA (Loss):

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Net loss	$(8,273)	$(18,794)
Income tax (benefit) expense	(119)	302
Interest expense (income), net	(6,392)	(7)
Other expense (income), net	(38)	268
Depreciation and amortization	5,167	4,384
Impairment on assets	3,633	—
Equity-based compensation expense	16,649	13,129
Adjusted EBITDA (Loss)	$10,627	$(718)
Reconciliation of Net Loss to Adjusted Net Income (Loss)

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Net loss attributable to Clear Secure, Inc.	$(5,224)	$(10,327)
Reallocation of net loss attributable to non-controlling interests	(3,049)	(8,467)
Net loss	(8,273)	(18,794)
Equity-based compensation expense	16,649	13,129
Amortization of acquired intangibles	790	869
Income tax effect	(350)	(203)
Adjusted Net Income (Loss)	$8,816	$(4,999)

Calculation of Adjusted Weighted-Average Shares Outstanding Basic and Diluted

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted-average number of shares outstanding, basic for Class A Common Stock	89,614,791	76,672,530
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	907,234	1,042,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	36,867,471	44,000,927
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,796,690	26,705,415
Assumed weighted-average conversion of vested and outstanding warrants	—	162,957
Adjusted Weighted-Average Number of Shares Outstanding, Basic	153,186,186	148,584,063
Weighted-average impact of unvested RSAs	110,641	—
Weighted-average impact of unvested RSUs	896,720	—
Total incremental shares	1,007,361	—
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	154,193,547	148,584,063

As stated above, due to the Company incurring an adjusted net loss for certain periods presented, the Company has not calculated Adjusted Weighted-Average Number of Shares Outstanding, Diluted for those periods as the result would be antidilutive. Therefore for those periods, Adjusted Net Income (Loss) per Common Share, Basic and Dilutive will be the same.

Calculation of Adjusted Basic Net Income (Loss) Per Common Share, Basic

	Three Months Ended
	March 31, 2023	March 31, 2022
Adjusted Net Income (Loss) in thousands	$8,816	$(4,999)
Adjusted Weighted-Average Number of Shares Outstanding, Basic	153,186,186	148,584,063
Adjusted Net Income (Loss) per Common Share, Basic	$0.06	$(0.03)

Calculation of Adjusted Net Income (Loss) per Common Share, Diluted

Three Months Ended
March 31, 2023
Adjusted Net Income in thousands	$8,816
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	154,193,547
Adjusted Net Income per Common Share, Diluted:	$0.06

Summary of Adjusted Net Income (Loss) per Common Share:

	Three Months Ended
	March 31, 2023	March 31, 2022
Adjusted Net Income (Loss) per Common Share, Basic	$0.06	$(0.03)
Adjusted Net Income (Loss) per Common Share, Diluted	$0.06	$(0.03)

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$60,757	$24,932
Purchases of property and equipment	(9,410)	(5,533)
Free Cash Flow	$51,347	$19,399
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

The Company also generates revenue in relation to Powered by CLEAR. While contract structure may vary by use case, these deals are typically multi-year contracts that drive revenue primarily through transaction fees charged either per use or per user over a predefined time period, which sometimes includes tiered pricing. In addition, they may also include one-time implementation fees, licensing fees or incremental transaction fees. Revenues from our partners, and the percentage of our total revenue from these partners, have historically been immaterial.

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
Sales and Marketing
Sales and marketing expenses consist primarily of costs of general marketing and promotional activities, advertising fees used to drive subscriber acquisition, commissions, the production costs to create our advertisements, expenses related to employees who oversee our sales and marketing efforts, as well as brand and allocated overhead costs.

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
Other Income (Expense), Net
Other Income (Expense), Net consists of certain non-recurring non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner, sublease income and other items such as changes in the fair value of contingent consideration.
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
Comparison of the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Revenue	$132.4	$90.5	$41.9	46%
Operating expenses:
Cost of revenue share fee	19.6	12.1	7.5	62%
Cost of direct salaries and benefits	33.1	23.0	10.1	44%
Research and development	21.9	15.5	6.4	42%
Sales and marketing	9.5	7.8	1.7	22%
General and administrative	58.1	45.9	12.2	27%
Depreciation and amortization	5.2	4.4	0.8	18%
Operating loss	(15.1)	(18.2)	3.1	—
Other income (expense)
Interest income (expense), net	6.4	—	6.4	N/A
Other income (expense), net	0.3	(0.3)	0.6	N/A
Income (loss) before tax	(8.4)	(18.5)	10.1	—
Income tax benefit (expense)	0.1	(0.3)	0.4	N/A
Net loss	$(8.3)	$(18.8)	$10.5	(56)%
Below is a summary of the components of the Company’s total equity-based compensation expense:

	Three Months Ended March 31, 2023 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$23	$—	$—	$50	$73
Research and development	222	—	—	4,730	4,952
Sales and marketing	(145)	—	—	44	(101)
General and administrative	762	623	6,485	3,855	11,725
Total equity-based compensation	$862	$623	$6,485	$8,679	$16,649

	Three Months Ended March 31, 2022 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$—	$—	$—	$94	$94
Research and development	—	—	—	3,741	3,741
Sales and marketing	—	—	—	48	48
General and administrative	—	70	6,485	2,691	9,246
Total equity-based compensation	$—	$70	$6,485	$6,574	$13,129
Information about our operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is set forth below:

Revenue

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Revenue	$132.4	$90.5	$41.9	46%

Revenue increased by $41.9 million, or 46%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was primarily due to a 53.1% increase in the number of average CLEAR Plus members. Approximately 30% of paying CLEAR Plus members were on a family plan as of March 31, 2023 and 2022, respectively.
Cost of revenue share fee

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Cost of revenue share fee	$19.6	$12.1	$7.5	62%
Cost of revenue share fee increased by $7.5 million, or 62%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was driven primarily by an increase of $2.2 million, or a 75% increase, in fixed airport fees and $5.2 million, or a 57% increase, in per member fees. COVID-related concessions reduced cost of revenue share fee by $0.6 million and $0.4 million in the three months ended March 31, 2023 and 2022.

Cost of direct salaries and benefits

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Cost of direct salaries and benefits	$33.1	$23.0	$10.1	44%
Cost of direct salaries and benefits expenses increased by $10.1 million, or 44%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was primarily due to increased employee compensation costs of $9.8 million caused by new airport openings and expansions and increased travel volumes leading to higher staffing needs.

Research and development

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Research and development	$21.9	$15.5	$6.4	42%
Research and development expenses increased by $6.4 million, or 42%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was primarily due to an increase of $3.3 million of employee compensation costs, an increase of $1.4 million related to higher allocated overhead costs and a $1.1 million increase in impairment of certain assets.

Sales and marketing

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Sales and marketing	$9.5	$7.8	$1.7	22%
Sales and marketing expenses increased by $1.7 million, or 22%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was driven primarily by increased ambassador commission expense of $1.2 million due to higher new member enrollments and a $0.9 million increase in discretionary marketing expense.
General and administrative

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
General and administrative	$58.1	$45.9	$12.2	27%
General and administrative expenses increased by $12.2 million, or 27%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was primarily driven by a $3.6 million increase in employee-related expense, $1.8 million of higher technology costs, $1.7 million of higher allocated overhead costs, and $1.7 million in higher credit card fees due to higher bookings. Additionally, there was an increase in non-cash impairment on certain assets for $2.5 million, of which $1.5 million is related to a non-cash lease impairment.

Other income (expense)

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Interest Income, net	$6.4	$—	$6.4	N/A

Interest income, net increased by $6.4 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was driven by an increase in interest income on our marketable securities and cash and cash equivalents.

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Other income	$—	$—	$—	N/A
Other (expense)	$0.2	$(0.3)	$0.5	N/A
Other income (expense), net	$0.2	$(0.3)	$0.5	N/A
Other income (expense), net increased by $0.5 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was primarily due to higher sublease income and lower impairment of long-lived assets.

Income tax benefit (expense)

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Income tax benefit (expense)	$0.1	$(0.3)	$0.4	N/A

Income tax benefit increased by $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of March 31, 2023, we had cash and cash equivalents of $39.1 million and marketable securities of $708.9 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations and investments that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock, pay cash dividends and distribute to members for tax payments. We plan to finance our operations, future stock repurchases, cash dividends and capital expenditures largely through cash generated from the proceeds of our IPO and operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including payment of a special dividend and known commitments and contingencies as discussed below. Future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure.
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100,000 of its Class A Common Stock. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the three months ended March 31, 2023, the Company repurchased 281,838 shares for $6.5 million. The repurchased shares were retired. As of March 31, 2023, $88.6 million remains available under the repurchase authorization.

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

On May 9, 2023, the Company announced that a special committee of its Board declared a special cash dividend in the amount of $0.20 per share payable on May 25, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on May 18, 2023.

The Company is funding the payment of the special cash dividend from its pro rata share of tax distributions made by Alclear. Tax distributions are required under Alclear’s Operating Agreement, generally at the highest tax rate applicable to individuals. However, due mainly to the Company’s utilization of certain tax attributes and the lower tax rate on corporations, the Company has received cash from tax distributions in excess of what is required to fund its tax liabilities and obligations under its Tax Receivable Agreement. The excess cash held by the Company is being used to fund the cash dividend.

To the extent the dividend exceeds our current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

The Board has not established a regular dividend policy regarding excess tax distributions received from Alclear. Any future dividends will be at the discretion of, and subject to the approval of, the Board.

Refer to our risks and uncertainties discussed under the heading "Forward-Looking Statements" and in Part II. Item 1A. "Risk Factors."
Credit Agreement

On March 31, 2020, we entered into a credit agreement (the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million. The revolving credit facility includes a letter of credit sub-facility

We have the option to repay any borrowings under the Credit Agreement without premium or penalty prior to maturity. In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. The Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions.

As of May 4, 2023, the Company had a remaining borrowing capacity of $93.9, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the credit agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions, and also contains customary LIBOR replacement mechanics. As of March 31, 2023, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 21 within the condensed consolidated financial statements for further details.

Cash Flow

The following summarizes our cash flows for the three months ended March 31, 2023 and March 31, 2022 (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change
Net cash provided by operating activities	$60.8	$24.9	$35.9
Net cash used in investing activities	(50.6)	(5.6)	(45.0)
Net cash used in financing activities	(9.1)	—	(9.1)
Net increase in cash, cash equivalents, and restricted cash	1.1	19.3	(18.2)
Cash, cash equivalents, and restricted cash, beginning of year	68.9	309.1	(240.2)
Net exchange differences on cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash, end of period	$70.0	$328.4	($258.4)
Cash flows from operating activities
For the three months ended March 31, 2023, net cash provided by operating activities was $60.8 million compared to net cash provided by operating activities of $24.9 million for the three months ended March 31, 2022, an increase of $35.9 million primarily due to year-over-year favorable changes in working capital of $21.2 million and an increase in non-cash adjustments to net loss of $4.1 million.
Cash flows from investing activities
For the three months ended March 31, 2023 net cash used in investing activities was $50.6 compared to net cash used in investing activities of $5.6 for the three months ended March 31, 2022, an increase of $45.0 million. The change was primarily due to an increase in the net purchases and sales of marketable securities of $35.2 million, a purchase of a strategic investment of $6.0 million and an increase in capital expenditures of $3.8 million.

Cash flows from financing activities
For the three months ended March 31, 2023, net cash used in financing activities was $9.1 million compared to net cash from financing activities of $0.0 million for the three months ended March 31, 2022, an increase of $9.1 million. The change was primarily due to an increase in the amounts used to repurchase Class A Common Stock of $6.5 million and payment of taxes on net settled stock based awards of $2.5 million. .
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of March 31, 2023, we had future minimum payments of $219 million, with $11.3 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of March 31, 2023, we had future minimum payments of $38.1 million.
We have commitments for future marketing expenditures to sports stadiums of $11.6 million as of March 31, 2023.

We are subject to certain minimum spend commitments of approximately $4.7 million over the next two years under service arrangements.
Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Refer to Note 2 within the condensed consolidated financial statements for further information.

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of March 31, 2023, the Company did not record a liability from the TRA.
Recent Accounting Pronouncements
Refer to Note 2 within the condensed consolidated financial statements, for recently issued accounting pronouncements and their expected impact.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk and interest rate risk.
Interest Rate Risk

We had cash and cash equivalents of $39.1 million as of March 31, 2023. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, LIBOR or NYFRB rate, plus an applicable margin for specific interest periods. As of March 31, 2023, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $708.9 million as of March 31, 2023. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $4.1 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three months ended March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended March 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 2,048,773 shares of Class A Common Stock.

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

Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2023- January 31, 2023	—	$—	—	$95,103,000
February 1, 2023- February 28, 2023	—	$—	—	$95,103,000
March 1, 2023- March 31, 2023	281,838	$22.96	281,838	$88,627,004
Total	281,838	$22.96	281,838

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 9, 2023.

Date:	May 9, 2023	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chairman and Chief Executive Officer

Date:	May 9, 2023	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer