Form 10-Q
period 2023-06-30
Clear Secure, Inc.
filed 2023-08-02
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of July 27, 2023:

Class A Common Stock par value $0.00001 per share	88,981,932
Class B Common Stock par value $0.00001 per share	907,234
Class C Common Stock par value $0.00001 per share	36,092,191
Class D Common Stock par value $0.00001 per share	25,796,690

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$57,248	$38,939
Marketable securities	707,769	665,810
Accounts receivable	929	1,169
Prepaid revenue share fee	19,433	17,585
Prepaid expenses and other current assets	21,166	18,097
Total current assets	806,545	741,600

Property and equipment, net	64,588	57,924
Right of use asset, net	119,001	123,880
Intangible assets, net	20,782	22,292
Goodwill	58,807	58,807
Restricted cash	8,094	29,945
Other assets	8,080	3,069
Total assets	$1,085,897	$1,037,517
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,974	$7,951
Accrued liabilities	172,163	106,070
Deferred revenue	320,629	283,452
Total current liabilities	496,766	397,473
Other long term liabilities	127,321	129,123
Total liabilities	624,087	526,596
Commitments and contingencies (Note 18)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 88,975,375 shares issued and outstanding as of June 30, 2023 and 87,841,336 shares issued and 87,760,831 shares outstanding as of December 31, 2022	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 907,234 shares issued and outstanding as of June 30, 2023 and 907,234 shares issued and outstanding as of December 31, 2022	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 36,092,191 shares issued and outstanding as of June 30, 2023 and 38,290,964 shares issued and outstanding as of December 31, 2022	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 25,796,690 shares issued and outstanding as of June 30, 2023 and 25,796,690 shares issued and outstanding as of December 31, 2022	—	—
Accumulated other comprehensive loss	(1,327)	(1,529)
Treasury stock at cost, 0 shares as of June 30, 2023 and 80,505 shares as of December 31, 2022	—	—
Accumulated deficit	(103,036)	(101,797)
Additional paid-in capital	371,293	394,390
Total stockholders’ equity attributable to Clear Secure, Inc.	266,931	291,065
Non-controlling interest	194,879	219,856
Total stockholders’ equity	461,810	510,921
Total liabilities and stockholders’ equity	$1,085,897	$1,037,517

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$149,871	$102,723	$282,227	$193,262

Operating expenses:
Cost of revenue share fee	21,219	12,313	40,789	24,455
Cost of direct salaries and benefits	34,204	25,313	67,350	48,293
Research and development	22,310	14,333	44,254	29,845
Sales and marketing	10,788	11,365	20,297	19,191
General and administrative	56,144	48,193	114,222	94,119
Depreciation and amortization	4,989	4,328	10,156	8,712
Operating income (loss)	217	(13,122)	(14,841)	(31,353)

Other income (expense):
Interest income (expense), net	7,394	187	13,786	194
Other income (expense), net	634	465	908	197
Income (loss) before tax	8,245	(12,470)	(147)	(30,962)
Income tax benefit (expense)	(211)	147	(92)	(155)
Net income (loss)	8,034	(12,323)	(239)	(31,117)
Less: net income (loss) attributable to non-controlling interests	4,023	(5,168)	974	(13,635)
Net income (loss) attributable to Clear Secure, Inc.	$4,011	$(7,155)	$(1,213)	$(17,482)

Net income (loss) per share of Class A Common Stock and Class B Common Stock (Note 16)
Net income (loss) per common share basic, Class A	$0.04	$(0.09)	$(0.01)	$(0.23)
Net income (loss) per common share basic, Class B	$0.04	$(0.09)	$(0.01)	$(0.23)
Net income (loss) per common share diluted, Class A	$0.04	$(0.09)	$(0.01)	$(0.23)
Net income (loss) per common share diluted, Class B	$0.04	$(0.09)	$(0.01)	$(0.23)
Weighted-average shares of Class A Common Stock outstanding, basic	89,569,933	79,420,204	89,318,481	78,053,957
Weighted-average shares of Class B Common Stock outstanding, basic	907,234	1,042,234	907,234	1,042,234
Weighted-average shares of Class A Common Stock outstanding, diluted	90,372,444	79,420,204	89,318,481	78,053,957
Weighted-average shares of Class B Common Stock outstanding, diluted	907,234	1,042,234	907,234	1,042,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$8,034	$(12,323)	$(239)	$(31,117)
Other comprehensive income (loss)
Foreign currency translation	—	(74)	8	(124)
Unrealized gain (loss) on fair value of marketable securities	(1,240)	(709)	348	(1,751)
Total other comprehensive income (loss)	(1,240)	(783)	356	(1,875)
Comprehensive income (loss)	6,794	(13,106)	117	(32,992)
Less: comprehensive income (loss) attributable to non-controlling interests	3,519	(5,529)	1,128	(14,517)
Comprehensive income (loss) attributable to Clear Secure, Inc.	$3,275	$(7,577)	$(1,011)	$(18,475)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2023	87,760,831	$1	907,234	$—	38,290,964	$—	25,796,690	$—	$394,390	$(1,529)	80,505	$—	$(101,797)	$291,065	$219,856	$510,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,224)	(5,224)	(3,049)	(8,273)
Other comprehensive income	—	—	—	—	—	—	—	—	—	938	—	—	—	938	658	1,596
Equity-based compensation expense, net of forfeitures	(3,079)	—	—	—	—	—	—	—	10,151	—	3,079	—	—	10,151	6,257	16,408
Net share settlements of stock-based awards	155,049	—	—	—	—	—	—	—	(946)	—	(83,584)	—	—	(946)	(1,462)	(2,408)
Warrant expense	—	—	—	—	—	—	—	—	366	—	—	—	—	366	257	623
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,615	—	—	—	—	1,615	(1,615)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,886)	(13,886)
Exchange of shares	2,048,773	—	—	—	(2,048,773)	—	—	—	6,189	—	—	—	—	6,189	(6,189)	—
Repurchase and retirement of Class A Common Stock	(281,838)	—	—	—	—	—	—	—	(7,380)	—	—	—	—	(7,380)	911	(6,469)
Balance, March 31, 2023	90,214,391	$1	907,234	$—	36,242,191	$—	25,796,690	$—	$404,385	$(591)	—	$—	$(107,021)	$296,774	$201,738	$498,512
Net income	—	—	—	—	—	—	—	—	—	—	—	—	4,011	4,011	4,023	8,034
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(736)	—	—	—	(736)	(504)	(1,240)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,415	—	—	—	—	8,415	6,244	14,659
Net share settlements of stock-based awards	144,341	—	—	—	—	—	—	—	(655)	—	—	—	—	(655)	(740)	(1,395)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(26)	(26)	(17)	(43)
Exchange of shares	150,000	—	—	—	(150,000)	—	—	—	165	—	—	—	—	165	(165)	—
Special dividend	—	—	—	—	—	—	—	—	(18,089)	—	—	—	—	(18,089)	—	(18,089)
Repurchase and retirement of Class A Common Stock	(1,533,357)	—	—	—		—	—	—	(22,928)	—	—	—	—	(22,928)	(15,700)	(38,628)
Balance, June 30, 2023	88,975,375	$1	907,234	$—	36,092,191	$—	25,796,690	$—	$371,293	$(1,327)	—	$—	$(103,036)	$266,931	$194,879	$461,810
See notes to condensed consolidated financial statements

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2022	76,393,256	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$313,845	$(103)	223,069	$—	$(36,130)	$277,613	$261,855	539,468
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,327)	(10,327)	(8,467)	(18,794)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(570)	—	—	—	(570)	(521)	(1,091)
Equity-based compensation expense, net of forfeitures	(60,349)	—	—	—	—	—	—	—	7,365	—	60,349	—	—	7,365	5,694	13,059
Warrant expense	—	—	—	—	—	—	—	—	37	—	—	—	—	37	34	70
Exchange of shares	1,025,318	—	—	—	(1,020,812)	—	(4,506)	—	2,606	—	—	—	—	2,606	(2,606)	—
Exercise of warrants	1,207,931	—	—	—	—	—	—	—	3,070	—	—	—	—	3,070	(3,070)	—
IPO Expenses	—	—	—	—	—	—	—	—	(156)	—	—	—	—	(156)	(141)	(297)
Balance, March 31, 2022	78,566,156	$1	1,042,234	$—	43,577,355	$—	26,705,315	$—	$326,767	$(673)	283,418	$—	$(46,457)	$279,638	$252,778	$532,416
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,155)	(7,155)	(5,168)	(12,323)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(422)	—	—	—	(422)	(361)	(783)
Equity-based compensation expense, net of forfeitures	(101,610)	—	—	—	—	—	—	—	7,105	—	101,610	—	—	7,105	5,150	12,255
Issuance of restricted stock units	7,528	—	—	—	—	—	—	—	27	—	—	—	—	27	(27)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(26)	(26)	(22)	(48)
Warrant expense	—	—	—	—	—	—	—	—	28	—	—	—	—	28	23	51
Exchange of shares	3,146,673	—	—	—	(3,146,673)	—	—	—	10,995	—	—	—	—	10,995	(10,995)	—
Balance, June 30, 2022	81,618,747	$1	1,042,234	$—	40,430,682	$—	26,705,315	$—	$344,922	$(1,095)	385,028	$—	$(53,638)	$290,190	$241,378	$531,568

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(239)	$(31,117)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation of property and equipment	8,516	7,079
Amortization of intangible assets	1,640	1,634
Noncash lease expense	3,315	1,457
Impairment of assets	3,707	313
Equity-based compensation	30,937	25,436
Deferred income tax	12	(21)
Amortization of revolver loan costs	164	397
Premium amortization and (discount accretion), net on marketable securities	(7,489)	359
Changes in operating assets and liabilities:
Accounts receivable	240	2,315
Prepaid expenses and other assets	(1,849)	8,444
Prepaid revenue share fee	(1,848)	(2,759)
Accounts payable	(2,663)	1,533
Accrued and other long term liabilities	64,196	25,057
Deferred revenue	37,177	37,423
Operating lease liabilities	(54)	(1,695)
Net cash provided by operating activities	$135,762	$75,855
Cash flows from investing activities:
Purchases of marketable securities	(411,650)	(341,072)
Sales of marketable securities	377,528	341,072
Purchase of strategic investment	(6,000)	—
Purchases of property and equipment	(17,790)	(15,214)
Purchase of intangible assets	(89)	(257)
Net cash used in investing activities	$(58,001)	$(15,471)
Cash flows from financing activities:
Repurchase of Class A Common Stock	(45,097)	(297)
Payment of special dividend	(18,129)	—
Tax distribution to members	(13,929)	(36)
Debt issuance costs	(396)	—
Payment of taxes on net settled stock-based awards	(3,803)	—
Net cash used in financing activities	$(81,354)	$(333)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,593)	60,051
Cash, cash equivalents, and restricted cash, beginning of period	68,884	309,126
Exchange rate effect on cash and cash equivalents, and restricted cash	51	(134)
Cash, cash equivalents, and restricted cash, end of period	$65,342	$369,043

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$57,248	$339,736
Restricted cash	8,094	29,307
Total cash, cash equivalents, and restricted cash	$65,342	$369,043
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except for share and per share data, unless otherwise noted)

1. Description of Business and Recent Accounting Developments
Description and Organization

Clear Secure, Inc. (the “Company” and together with its consolidated subsidiaries, “CLEAR,” “we,” “us,” “our”) is a holding company and its principal asset is the controlling equity interest in Alclear Holdings, LLC (“Alclear”). Alclear was formed as a Delaware limited liability company on January 21, 2010 and operates under the terms of the Second Amended and Restated Operating Agreement dated June 7, 2023 (the “Operating Agreement”). As the sole managing member of Alclear, the Company operates and controls all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 53 airports (as of the date of this filing); CLEAR Verified (formerly Powered by CLEAR), our business to business offering that extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits and application programming interfaces; and our flagship CLEAR app, which offers free to consumer products like Home-to-Gate, Health Pass, and RESERVE powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

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
Refer to Note 11 for further details on the Company’s strategic investment.
The condensed consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.
Recently Adopted Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2022 within these condensed consolidated financial statements. There was no material impact as a result. There are no newly issued standards since December 31, 2022 that are applicable to the Company.
3. Business Combinations

On December 29, 2021, Alclear acquired 100% of Whyline, Inc., a provider of virtual queuing and appointment technology that the Company operates under the product name, RESERVE powered by CLEAR.

In conjunction with the acquisition, the Company entered into an agreement to issue shares of Class A Common Stock upon satisfaction of terms related to the contingent consideration. The remaining tranche of contingent consideration will be settled upon the achievement of specified operating metrics during the twelve-month period ended December 31, 2023.

The maximum settlement of the contingent consideration is $3,333, which is not subject to the satisfaction of service-based criteria. The contingent consideration was immaterial as of June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023 and 2022, the Company did not record adjustments on its contingent consideration.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three and six months ended June 30, 2023 and 2022, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and six months ended June 30, 2023 and 2022, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the six months ended June 30, 2023.

2023
Balance as of January 1	$283,452
Deferral of revenue	313,426
Recognition of deferred revenue	(276,249)
Balance as of June 30	$320,629
During the six months ended June 30, 2022, the Company recognized revenue from its existing deferred revenue for the amount of $190,039.

The Company has obligations for refunds and other similar items of $3,955 as of June 30, 2023 recorded within accrued liabilities.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
Prepaid software licenses	$8,977	$9,362
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Prepaid insurance costs	2,136	2,613
Other current assets	9,051	5,120
Total	$21,166	$18,097
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
The contractual maturities of investments classified as marketable securities are as follows:

	June 30, 2023	December 31, 2022
Due within 1 year	$548,758	$549,213
Due after 1 year through 2 years	159,011	116,597
Total marketable securities	$707,769	$665,810
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category and their designation within the fair value hierarchy as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$80,644	$—	$(198)	$80,446	2
U.S. Treasuries	383,582	908	(1,251)	383,239	1
Corporate bonds	241,968	2	(2,040)	239,930	2
Money market funds measured at NAV (a)	4,154	—	—	4,154	N/A
Total marketable securities	$710,348	$910	$(3,489)	$707,769

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$69,762	$4	$(352)	$69,414	2
U.S. Treasuries	365,424	511	(1,448)	364,487	1
Corporate bonds	218,980	9	(1,310)	217,679	2
Money market funds measured at NAV (a)	14,230	—	—	14,230	N/A
Total marketable securities	$668,396	$524	$(3,110)	$665,810
(a)Certain money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the condensed consolidated balance sheets.
Of the total marketable securities held at fair value as of June 30, 2023, $34,909 was in a continuous unrealized loss for 12 months or longer. The Company had no continuous unrealized loss position in relation to marketable securities as of June 30, 2023 or December 31, 2022 that was as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
7. Property and Equipment, net
Property and equipment as of June 30, 2023 and December 31, 2022 consist of the following:

	Depreciation period in years	June 30, 2023	December 31, 2022
Internally developed software	3 - 5	$59,644	$53,788
Acquired software	3	6,577	6,536
Equipment	5	29,474	29,651
Leasehold improvements	1 - 15	9,081	7,731
Furniture and fixtures	5	12,183	1,608
Construction in progress		9,617	14,102
Total property and equipment, cost		126,576	113,416
Less: accumulated depreciation		(61,988)	(55,492)
Total property and equipment, net		$64,588	$57,924
Depreciation expense related to property and equipment for the three months ended June 30, 2023 and 2022 was $4,171 and $3,578, respectively and $8,516 and $7,079 for the six months ended June 30, 2023 and 2022, respectively.
During the three and six months ended June 30, 2023, $2,702 and $5,856 were capitalized in connection with internally developed software inclusive of $371 and $753 of equity-based compensation, respectively. Amortization expense on internally developed software was $2,401 and $1,810 for the three months ended June 30, 2023 and 2022, respectively and $4,152 and $3,472 for the six months ended June 30, 2023 and 2022, respectively.
During the three months ended June 30, 2023 and 2022, the Company recognized impairment charges of $74 and $0, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized impairment charges of $2,201 and $313, respectively.
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of June 30, 2023 were $147 and $120, respectively, and $1,732 and $577 as of June 30, 2022, respectively.
8. Leases
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2023 and 2022 was $3,758 and $1,155, respectively and $4,840 and $2,310 for the six months ended June 30, 2023 and June 30, 2022, respectively.
During the six months ended June 30, 2023, the Company entered into a sublease agreement whereby the Company continues to be a lessee under the original operating lease but will act as a sublessor. As a result, during the six months ended June 30, 2023, the Company recorded $1,506 of impairment to its right of use asset within general and administrative in the condensed consolidated statements of operations. Sublease income is recorded within other income (expense), net within the condensed consolidated statements of operations. The Company had $444 and $679 sublease income for the three and six months ended June 30, 2023.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
9. Intangible Assets, net
See below for Intangible assets, net as of June 30, 2023 and December 31, 2022:

	Amortization Period in Years	June 30, 2023	December 31, 2022
Patents	20	$2,775	$2,643
Acquired intangibles - technology	3	4,300	4,300
Acquired intangibles - customer relationships	11	17,900	17,900
Acquired intangibles - brand names	5	500	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		25,785	25,653
Less: accumulated amortization		(5,003)	(3,361)
Intangible assets, net		$20,782	$22,292
Amortization expense on intangible assets for the three months ended June 30, 2023 and 2022 was $819 and $739, respectively and $1,640 and $1,634 for the six months ended June 30, 2023 and 2022, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
10. Restricted Cash
As of June 30, 2023 and December 31, 2022, the Company maintained bank deposits of $8,094 and $7,708, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements. As of December 31, 2022, the Company also had a cash secured letter of credit in place for the amount of $6,099 in relation to the corporate headquarters lease agreement entered into in December 2021 that commenced in November 2022. In April 2023, the Company issued a standby letter of credit under the Credit Agreement (as defined in Note 21) to replace the previously issued cash secured letter of credit and reduced the restricted cash balance to $0 as of June 30, 2023.
In addition, the Company had a $16,138 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of December 31, 2022. In June 2023, the Company issued a standby letter of credit under Credit Agreement to replace the previously issued cash secured letter of credit and reduced the restricted cash balance to $0 as of June 30, 2023.
11. Other Assets
Other assets consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Security deposits	$253	$251
Loan fees	264	70
Certificates of deposit	459	459
Strategic investment	6,000	—
Other long-term assets	1,104	2,289
Total	$8,080	$3,069

In March 2023, the Company made a strategic investment in equity securities in a privately held company. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative to record the investment at initial cost less impairments, if any, adjusted for observable changes in fair value for identical or similar

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
investments of the same issuer. Adjustments resulting from these fluctuations are recorded within other income (expense) on the Company’s condensed consolidated statements of operations.

During the three and six months ended June 30, 2023, there were no adjustments recorded by the Company in relation to its strategic investment.
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$10,627	$17,362
Accrued partnership liabilities	136,422	71,195
Lease liability	5,551	4,963
Other accrued liabilities	19,563	12,550
Total	$172,163	$106,070
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the second half of the current year.
Other long term liabilities consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deferred tax liability	$2,447	$2,435
Lease liability	124,504	125,146
Other long term liabilities	370	1,542
Total	$127,321	$129,123
13. Warrants

In January 2023, the Company recognized $1,038 of the remaining expense related to the 534,655 fully vested United Airlines warrants. These warrants were exercised for Class A Common Stock in a cashless exercise with an intrinsic value of $16,136. The warrant agreement with United Airlines expired in the first quarter of 2023.

Based on the probability of vesting, the Company recognized $0 and $51 for the three months ended June 30, 2023 and 2022, respectively and $623 and $122 for the six months ended June 30, 2023 and 2022, respectively within general and administrative expense in the condensed consolidated statements of operations.

The following warrants remained outstanding as of June 30, 2023:

	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Class A Common Stock	99,399	$0.01	0.43
Exercisable for Alclear Units	773,934	$0.01	1.21

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
Share Repurchases
During the six months ended June 30, 2023, the Company repurchased and retired 1,815,195 shares of its Class A Common Stock for $45,097 at an average price of $24.83. As of June 30, 2023, $49,999 remains available under the repurchase authorization.
The Inflation Reduction Act created an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the three and six months ended June 30, 2023, the Company did not have an impact related to this within its condensed consolidated financial statements. Refer to Note 17 for further information regarding the Inflation Reduction Act.
Special Dividend
On May 9, 2023, the Company announced that a special committee of its Board declared a special cash dividend in the amount of $0.20 per share payable on May 25, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on May 18, 2023. The Company funded the payment of the special cash dividend from its pro rata share of tax distributions made by Alclear. Any future dividends will be at the discretion of, and subject to the approval of, the Board.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of Alclear Units as of June 30, 2023:

	Alclear Units	Ownership Percentage
Alclear Units held by post-reorganization members	36,092,191	23.8%
Alclear Units held by the Alclear members	25,796,690	17.0%
Total	61,888,881	40.8%

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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During the six months ended June 30, 2023, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 2,198,773 shares of Class A Common Stock.
The non-controlling interest ownership percentage declined from 42.02% as of December 31, 2022 to 40.78% as of June 30, 2023. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of certain warrants and exchanges described above.
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
Restricted Stock Awards
In accordance with the Reorganization, the Company substituted Alclear’s profit units with service vesting conditions with RSAs, which are subject to the same vesting terms as applied to Alclear’s profit units; each also maintained the same fair value immediately before and after the exchange of the award. As such, there was no additional compensation expense that was recorded as a result of the substitution of the awards.
The RSAs are subject to service-based vesting conditions and will vest on a specified date, provided the applicable service, generally three years, has been satisfied.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The Company determines the fair value of each RSA based on the grant date and records the expense over the vesting period or requisite service period.
The following is a summary of activity related to the RSAs associated with compensation arrangements during the six months ended June 30, 2023.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2023	236,279	$0.87
Granted	—	—
Vested	(219,344)	(0.87)
Forfeited	(3,079)	(0.87)
Unvested balance as of June 30, 2023	13,856	$0.87
Below is the compensation expense recognized related to the RSAs within the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of direct salaries and benefits	$—	$2	$—	$4
Research and development	2	38	4	81
Sales and marketing	—	—	—	1
General and administrative	1	8	6	71
Total	$3	$48	$10	$157
As of June 30, 2023, estimated unrecognized expense for RSAs that are probable of vesting was $1 with such expense to be recognized over a weighted-average period of approximately 0.17 years.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during the six months ended June 30, 2023:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2023	4,125,596	$27.88
Granted	1,232,038	26.84
Vested	(444,594)	(26.59)
Forfeited	(646,001)	(28.66)
Unvested balance as of June 30, 2023	4,267,039	$27.60

Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of direct salaries and benefits	$143	$41	$216	$133
Research and development	5,443	2,653	10,393	6,351
Sales and marketing	132	99	31	147
General and administrative	2,010	2,856	6,622	5,483
Total	$7,728	$5,649	$17,262	$12,114
As of June 30, 2023, estimated unrecognized expense for RSUs that are probable of vesting was $76,668 with such expense to be recognized over a weighted-average period of approximately 2.03 years.

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
As of June 30, 2023, estimated unrecognized expense for Founder PSUs was $16,873 with such expense to be recognized over a weighted-average period of approximately 0.77 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
RSAs	$3	$48	$10	$157
RSUs	7,728	5,649	17,262	12,114
Founder PSUs	6,557	6,558	13,042	13,043
Total	$14,288	$12,255	$30,314	$25,314

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of direct salaries and benefits	$143	$43	$216	$137
Research and development	5,445	2,691	10,397	6,432
Sales and marketing	132	99	31	148
General and administrative	8,568	9,422	19,670	18,597
Total	$14,288	$12,255	$30,314	$25,314

16. Net Income (Loss) per Common Share
Below is the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic:
Net income (loss) attributable to Clear Secure, Inc.	$3,971	$40	$(7,061)	$(94)
Add: reallocation of net income (loss) attributable to non-controlling interests from the assumed exercise of certain warrants	—	—	(9)	—
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	3,971	40	(7,070)	(94)
Weighted-average number of shares outstanding, basic	89,569,933	907,234	78,985,429	1,042,234
Add: weighted-average vested warrants	—	—	434,775	—
Weighted-average number of shares outstanding used to calculate net income (loss) per common share, basic	89,569,933	907,234	79,420,204	1,042,234
Net income (loss) per common share, basic:	$0.04	$0.04	$(0.09)	$(0.09)
Diluted:
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$3,971	$40	$(7,070)	$(94)
Add: reallocation of net income (loss) to Clear Secure, Inc. to reflect dilutive impact	12	—	—	—
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, diluted	3,983	40	(7,070)	(94)
Weighted-average number of shares outstanding used to calculate net income (loss) per common share, basic	89,569,933	907,234	79,420,204	1,042,234
Effect of dilutive shares	802,511	—	—	—
Weighted-average number of shares outstanding, diluted	90,372,444	907,234	79,420,204	1,042,234
Net income (loss) per common share, diluted:	$0.04	$0.04	$(0.09)	$(0.09)

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(1,201)	$(12)	$(17,251)	$(231)
Add: reallocation of net loss attributable to non-controlling interests from the assumed exercise of certain warrants	—	—	(314)	(4)
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	(1,201)	(12)	(17,565)	(235)
Weighted-average number of shares outstanding, basic	89,318,481	907,234	77,815,348	1,042,234
Add: weighted-average vested warrants	—	—	238,609	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	89,318,481	907,234	78,053,957	1,042,234
Net loss per common share, basic:	$(0.01)	$(0.01)	$(0.23)	$(0.23)
Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(1,201)	$(12)	$(17,565)	$(235)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	89,318,481	907,234	78,053,957	1,042,234
Effect of dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	89,318,481	907,234	78,053,957	1,042,234
Net loss per common share, diluted:	$(0.01)	$(0.01)	$(0.23)	$(0.23)

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A and Class B common stock for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Exchangeable Alclear Units	36,092,191	25,796,690	36,092,191	25,796,690
RSA’s	—	—	13,856	—
RSU’s	971,021	—	3,617,422	—
Total	37,063,212	25,796,690	39,723,469	25,796,690

	Three and Six Months Ended June 30, 2022
	Class A	Class B
Exchangeable Alclear Units	40,434,232	26,705,315
RSA’s	1,101,714	—
RSU’s	3,047,895	—
Total	44,583,841	26,705,315

For both the three and six months ended June 30, 2023, the Company has excluded 4,858,050 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.

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

The Company reported a tax expense of $211 on a pretax income of $8,245 for the three months ended June 30, 2023 as compared to a tax benefit of $147 on a pretax loss of $12,470 for the three months ended June 30, 2022. This resulted in an effective tax rate of 2.6% for the three months ended June 30, 2023 as compared to 1.2% percent for the three months ended June 30, 2022. The Company reported a tax expense of $92 on a pretax loss of $147 for the six months ended June 30, 2023, as compared to a tax expense of $155 on a pretax loss of $30,962 for the six months ended June 30, 2022. This resulted in an effective tax rate of (62.59%) for the six months ended June 30, 2023 as compared to (0.50%) for the six months ended June 30, 2022. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) movement in valuation allowance, (3) foreign taxes, and (4) the impact of U.S. federal and state taxes in excess of applicable tax attributes (e.g., net operating losses and general business tax credits). The Company paid $548 in estimated income taxes for the six months ended June 30, 2023.
The Company did not have significant unrecognized tax benefits and interest and penalties as of June 30, 2023. The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2019 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2017 and forward.

Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. The Company does not currently expect this provision to have a material impact on the consolidated financial statements for the three and six months ended June 30, 2023. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the six months ended June 30, 2023, the Company repurchased 1,815,195 shares of its Class A Common Stock. However, there was no excise tax as of June 30, 2023 because the stock issuances were in excess of repurchases.
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

As of June 30, 2023, the Company issued 9,613,150 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 14 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of June 30, 2023, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, as of June 30, 2023, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability that, if recorded, would be approximately $68,456.

Tax Distributions

The members of Alclear, including CLEAR, incur U.S. federal, state and local income taxes on their share of any taxable income of Alclear. The Operating Agreement provides for pro rata cash distributions (“tax distributions”) to the holders of the Alclear Units in an amount generally calculated to provide each member of Alclear with sufficient cash to cover its tax liability in respect of the taxable income of Alclear allocable to them. In general, these tax distributions are computed based on Alclear’s estimated taxable income, multiplied by an assumed tax rate as set forth in the Operating Agreement. Due to the Company’s projected positive taxable income and utilization of certain tax attributes made and the lower tax rate on corporations, during three months ended June 30, 2023, the Company received cash from tax distributions in excess of what was required to fund its tax liabilities and obligations. The excess cash received by the Company was used to fund the special cash dividend paid in May 2023.

For the six months ended June 30, 2023, Alclear paid tax distributions totaling $13,255 to holders of Alclear Units other than the Company.

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
Commitments other than leases
The Company is subject to minimum spend commitments of $1,462 over the next two years under certain service arrangements.
The Company has commitments for future marketing expenditures to sports stadiums of $10,084 through 2026. For the three months ended June 30, 2023 and 2022, marketing expenses related to sports stadiums were $1,391 and $1,075, respectively. For the six months ended June 30, 2023 and 2022 marketing expenses related to sports stadiums were $2,660 and $1,980 respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of June 30, 2023:

2023	$10,644
2024	13,487
2025	8,168
2026	3,078
2027	2,294
Thereafter	1,706
Total	$39,377
19. Related Party Transactions
As of June 30, 2023, and December 31, 2022, the Company had total payables to certain related parties of $2,446 and $2,836, respectively.
In connection with certain related parties, for the three months ended June 30, 2023 and 2022, the Company recorded $2,814 and $1,531, respectively, in cost of revenue share fee within the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recorded expense of $5,664 and $3,585, respectively, within the condensed consolidated statements of operations.
Refer to Note 17 for information regarding the TRA liability. Refer to Note 13 regarding transactions between certain related parties with regards to warrants.
20. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended June 30, 2023 and 2022, the Company recorded expense of $553 and $240, respectively, within the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recorded expense of $1,395 and $985, respectively, within the condensed consolidated statements of operations.
21. Debt
In March 2020, the Company entered into a credit agreement (as amended, restated or otherwise modified, the “Credit Agreement”) for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The revolving credit facility has not been drawn against as of June 30, 2023. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.

The Company incurred $396 of debt issuance costs in connection to Amendment No.2 to the Credit Agreement. As of June 30, 2023, the balance of these loan fees was $574.
The Credit Agreement contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness, and certain payments, as well as a financial covenant relating to leverage. Borrowings under the Credit

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Agreement generally will bear a floating interest rate per year and will also include interest based on the greater of the prime rate, SOFR, or New York Federal Reserve Bank (NYFRB) rate, plus an applicable margin for specific interest periods.

As of June 30, 2023, the Company had a remaining borrowing capacity of $77,123, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of June 30, 2023, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
22. Subsequent Events

On August 2, 2023, the Company announced that its Board adopted a dividend policy (the "Dividend Policy") of paying a quarterly cash dividend to holders of Class A Common Stock and Class B Common Stock. The amount of such quarterly dividends are subject to approval of the actual amount by the Board at the time of such dividend declaration. The dividends will be funded by proportionate cash distributions by Alclear to all of its members as of the applicable record date, including holders of non-controlling interests in Alclear and the Company. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s results of operations, cash flows, financial position and capital requirements, as well as general business conditions, legal, tax and regulatory restrictions and other factors the Board deems relevant at the time it determines to declare such dividends.

On August 2, 2023, the Company announced that its Board declared the initial quarterly dividend under the Dividend Policy in the amount of $0.07 per share, payable on August 18, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on August 11, 2023. To the extent the dividend exceeds the Company's current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

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

Overview

CLEAR is an identity company obsessed with the customer experience. We make everyday experiences frictionless by connecting your identity to the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering friction-free experiences in airports for over a decade, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are looking forward to becoming an authorized TSA PreCheck® enrollment provider to help bring TSA PreCheck® enrollment to more people in more places. Once CLEAR successfully meets all TSA requirements to become an enrollment provider and completes a trial period, CLEAR will be approved to begin offering TSA PreCheck® enrollment services to the public at select locations using CLEAR pods. We continue to work collaboratively with our partners at TSA as we make progress towards soft launch and public launch, which we expect this year. Our business to business offering, CLEAR Verified (formerly Powered by CLEAR), extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits and application programming interfaces. CLEAR Verified offers solutions to partners such as identity verification, virtual queuing, and credential validation (e.g., age validation and health attributes, among others). Our flagship CLEAR app offers free to consumer products like Home-to-Gate, Health Pass, and RESERVE powered by CLEAR, our virtual queuing technology that enables customers to manage lines.

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
Ability to retain CLEAR Plus members
Our ability to execute on our growth strategy is focused, in part, on our ability to retain our existing CLEAR Plus members. Frequency and recency of usage are the leading indicators of retention, and we must continue to provide frictionless and predictable experiences that our members will use in their daily lives. We are subject to various factors which may be out of our control and may impact our member experience, such as checkpoint staffing generally, checkpoint queue configurations and Registered Traveler policies adopted by TSA. For example, the TSA employs varied randomization as part of their normal security processes. If the TSA materially increases randomized reverification rates for CLEAR Plus members at the checkpoint or makes other adjustments to checkpoint processes, it may negatively impact the lane experience and therefore may impact our ability to retain CLEAR Plus members.
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
Tax Receivable Agreement
In connection with the IPO we entered into the TRA with the remaining members of Alclear, including Alclear Investments, LLC and Alclear Investments II, LLC (collectively, the “Alclear Members”) that provides for the payment by us to the Alclear Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the Alclear Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock (as each defined below), as applicable) for shares of our Class A Common Stock, $0.00001 par value per share (“Class A Common Stock”) or Class B Common Stock, $0.00001 par value per share (“Class B Common Stock”) as applicable, and purchases of Alclear Units and corresponding shares of Class C Common stock, par value $0.00001 per share (“Class C Common Stock”) or Class D Common Stock, $0.00001 par value per share (“Class D Common Stock” and, together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, collectively, “Common Stock”), as the case may be, from Alclear Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, varies depending upon a number of factors, including the timing of exchanges by or purchases from the Alclear Members, the price of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. During the six months ended June 30, 2023, the Company recognized certain exchanges. As of June 30, 2023, the Company did not record a TRA liability as a result of these exchanges.
Key Performance Indicators
To evaluate performance of the business, we utilize a variety of other non-GAAP financial reporting and performance measures. These key measures include Total Bookings, Total Cumulative Enrollments, Total Cumulative Platform Uses, Annual CLEAR Plus Net Member Retention, Active CLEAR Plus Members, and Annual CLEAR Plus Member Usage.

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

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Total Bookings (in millions)	$175.1	$122.9	$52.2	42%	$324.8	$230.7	$94.1	41%
Total Bookings increased by $52.2 million, or 42%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by higher new member enrollments and strong retention of existing members. Approximately 30% of paying CLEAR Plus members were on a family plan as of June 30, 2023 and 2022, respectively.
Total Bookings increased by $94.1 million, or 41%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by higher new member enrollments and strong retention of existing members. Approximately 30% of paying CLEAR Plus members were on a family plan as of June 30, 2023 and 2022, respectively.
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

	As of
	June 30, 2023	June 30, 2022	Change	% Change
Total Cumulative Enrollments (in thousands)	17,385	13,097	4,288	33%
Total Cumulative Enrollments were 17,385 as of June 30, 2023 and 13,097 as of June 30, 2022, which represented a 33% increase. The year over year increase was driven primarily by growth of CLEAR Plus member enrollments in existing and new markets.
Total Cumulative Platform Uses
We define Total Cumulative Platform Uses as the number of individual engagements across CLEAR use cases, including CLEAR Plus, flagship app and CLEAR Verified, since inception as of the end of the period. Management views this metric as an important tool to analyze the level of engagement of our member base which can be a leading indicator of future growth, retention and revenue.

	As of
	June 30, 2023	June 30, 2022	Change	% Change
Total Cumulative Platform Uses (in thousands)	154,317	106,631	47,686	45%

Total Cumulative Platform Uses was 154,317 as of June 30, 2023 and 106,631 as of June 30, 2022, which represented a 45% increase, driven by CLEAR Plus verifications.
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

	As of
	June 30, 2023	June 30, 2022	% Change
Annual CLEAR Plus Net Member Retention	90.7%	94.3%	(3.6%)

Annual CLEAR Plus Net Member Retention was 90.7% as of June 30, 2023 and 94.3% as of June 30, 2022, a year-over year decrease of 360 basis points. The decline was driven by a normalization of winback activity from pandemic levels.
Active CLEAR Plus Members
We define Active CLEAR Plus Members as the number of members with an active CLEAR Plus subscription as of the end of the period. This includes CLEAR Plus members who have an activated payment method, plus associated family accounts and is inclusive of members who are in a limited time free trial; it excludes duplicate and/or purged accounts. Management views this as an important tool to measure the growth of its CLEAR Plus product.

	As of
	June 30, 2023	June 30, 2022	% Change
Active Clear Plus Members	6,183	4,398	41%
Active CLEAR Plus Members was 6,183 as of June 30, 2023 and 4,398 as of June 30, 2022, which represented a 41% increase, driven by new members added through airport, partner and organic channels in existing and new airports.

Annual CLEAR Plus Member Usage
We define Annual CLEAR Plus Member Usage as the total number of unique CLEAR Plus airport verifications in the 365 days prior to the end of the period divided by active CLEAR Plus members as of the end of the period who have been enrolled for at least 365 days. The numerator includes only verifications of the population in the denominator. Management views this as an important tool to analyze the level of engagement of our active CLEAR Plus member base.

	As of
	June 30, 2023		June 30, 2022	% Change
Annual CLEAR Plus Member Usage	8.7x	x	8.4x	4%

Annual Usage was 8.7x as of June 30, 2023 and 8.4x for the twelve months ended June 30, 2022, which represented a 4% increase as our network of airports expanded and travel continued its rebound.

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

Adjusted Net Income (Loss) per Common Share

We compute Adjusted Net Income (Loss) per Common Share, Basic as Adjusted Net Income (Loss) divided by Adjusted Weighted-Average Shares Outstanding for our Class A Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock assuming the exchange of all vested and outstanding common units in Alclear at the end of each period presented. We do not present Adjusted Net Income (Loss) per Common Share for shares of our Class B Common Stock although they are participating securities based on the assumed conversion of those shares to our Class A Common Stock. We do not present Adjusted Net Income (Loss) per Common Share on a dilutive basis for periods where we have Adjusted Net Income (Loss) since we do not assume the conversion of any potentially dilutive equity instruments as the result would be anti-dilutive. In periods where we have Adjusted Net Income, the Company also calculates Adjusted Net Income per Common Share, Diluted based on the effect of potentially dilutive equity instruments for the periods presented using the treasury stock/if-converted method, as applicable.

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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$8,034	$(12,323)	$(239)	$(31,117)
Income tax expense (benefit)	211	(147)	92	155
Interest (income) expense, net	(7,394)	(187)	(13,786)	(194)
Other (income) expense, net	(189)	(465)	(227)	(197)
Depreciation and amortization	4,989	4,328	10,156	8,712
Impairment on assets	74	—	3,707	—
Equity-based compensation expense	14,288	12,307	30,937	25,436
Adjusted EBITDA	$20,013	$3,513	$30,640	$2,795
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss) attributable to Clear Secure, Inc.	$4,011	$(7,155)	$(1,213)	$(17,482)
Reallocation of net income (loss) attributable to non-controlling interests	4,023	(5,168)	974	(13,635)
Net income (loss)	8,034	(12,323)	(239)	(31,117)
Equity-based compensation expense	14,288	12,307	30,937	25,436
Amortization of acquired intangibles	790	711	1,580	1,580
Income tax effect	(300)	(203)	(650)	(405)
Adjusted Net Income (Loss)	$22,812	$492	$31,628	$(4,506)

Calculation of Adjusted Weighted-Average Shares Outstanding Basic and Diluted

	Three Months Ended
	June 30, 2023	June 30, 2022
Weighted-average number of shares outstanding, basic for Class A Common Stock	89,569,933	79,420,204
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	907,234	1,042,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	36,176,257	41,892,237
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,796,690	26,705,315
Assumed weighted-average conversion of vested and outstanding warrants	—	194,108
Adjusted Weighted-Average Number of Shares Outstanding, Basic	152,450,114	149,254,098
Weighted-average impact of unvested RSAs	32,111	1,213,374
Weighted-average impact of unvested RSUs	770,400	642,547
Total incremental shares	802,511	1,855,921
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	153,252,625	151,110,019

	Six Months Ended
	June 30, 2023	June 30, 2022
Weighted-average number of shares outstanding, basic for Class A Common Stock	89,318,481	78,053,957
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	907,234	1,042,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	36,519,954	42,940,757
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,796,690	26,705,365
Assumed weighted-average conversion of vested and outstanding warrants	—	178,619
Adjusted Weighted-Average Number of Shares Outstanding, Basic	152,542,359	148,920,932
Weighted-average impact of unvested RSAs	71,056	—
Weighted-average impact of unvested RSUs	833,560	—
Total incremental shares	904,616	—
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	153,446,975	148,920,932

As stated above, due to the Company incurring an adjusted net loss for certain periods presented, the Company has not calculated Adjusted Weighted-Average Number of Shares Outstanding, Diluted for those periods as the result would be antidilutive. Therefore for those periods, Adjusted Net Income (Loss) per Common Share, Basic and Dilutive will be the same.

Calculation of Adjusted Basic Net Income (Loss) Per Common Share, Basic

	Three Months Ended
	June 30, 2023	June 30, 2022
Adjusted Net Income in thousands	$22,812	$492
Adjusted Weighted-Average Number of Shares Outstanding, Basic	152,450,114	149,254,098
Adjusted Net Income per Common Share, Basic	$0.15	$0.00

	Six Months Ended
	June 30, 2023	June 30, 2022
Adjusted Net Income (Loss) in thousands	$31,628	$(4,506)
Adjusted Weighted-Average Number of Shares Outstanding, Basic	152,542,359	149,254,098
Adjusted Net Income (Loss) per Common Share, Basic	$0.21	$(0.03)

Calculation of Adjusted Net Income (Loss) per Common Share, Diluted

	Three Months Ended
	June 30, 2023	June 30, 2022
Adjusted Net Income in thousands	$22,812	$492
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	153,252,625	151,110,019
Adjusted Net Income per Common Share, Diluted:	$0.15	$0.00

Six Months Ended
June 30, 2023
Adjusted Net Income in thousands	$31,628
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	153,446,975
Adjusted Net Income per Common Share, Diluted:	$0.21

Summary of Adjusted Net Income (Loss) per Common Share:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Adjusted Net Income (Loss) per Common Share, Basic	$0.15	$0.00	$0.21	$(0.03)
Adjusted Net Income (Loss) per Common Share, Diluted	$0.15	$0.00	$0.21	$(0.03)

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$75,005	$50,923	$135,762	$75,855
Purchases of property and equipment	(8,380)	(9,681)	(17,790)	(15,214)
Free Cash Flow	$66,625	$41,242	$117,972	$60,641
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

The Company also generates revenue in relation to CLEAR Verified. While contract structure may vary by use case, these deals are typically multi-year contracts that drive revenue primarily through transaction fees charged either per use or per user over a predefined time period, which sometimes includes tiered pricing. In addition, they may also include one-time implementation fees, licensing fees or incremental transaction fees. Revenues from our partners, and the percentage of our total revenue from these partners, have historically been immaterial.

Operating Expenses
Cost of Revenue Share Fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s members with the host airports and airlines (“Revenue Share”). The Revenue Share fee is generally prepaid to the host airport in the period collected from the member. The Revenue Share fee is capitalized and subsequently amortized to operating expense over each member’s subscription period, as the payments are refundable on a pro rata basis. Such prepayments are recorded in “Prepaid Revenue Share fee” in the Company’s condensed consolidated balance sheets. Cost of Revenue Share Fee also includes a fixed fee component which is expensed in the period incurred and certain overhead related expenses paid to airports in relation to our Revenue Share arrangements.
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
Comparison of the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change
Revenue	$149.9	$102.7	$47.2	46%
Operating expenses:
Cost of revenue share fee	21.2	12.3	8.9	72%
Cost of direct salaries and benefits	34.2	25.3	8.9	35%
Research and development	22.3	14.3	8.0	56%
Sales and marketing	10.8	11.4	(0.6)	(5)%
General and administrative	56.1	48.2	8.0	16%
Depreciation and amortization	5.0	4.3	0.7	16%
Operating income (loss)	0.2	(13.1)	13.3	—
Other income (expense)
Interest income (expense), net	7.4	0.2	7.2	—
Other income (expense), net	0.6	0.5	0.2	—
Income (loss) before tax	8.2	(12.5)	20.7	—
Income tax benefit (expense)	(0.2)	0.1	(0.3)	(300)%
Net income (loss)	$8.0	$(12.4)	$20.4	(165)%

	Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change
Revenue	$282.2	$193.3	$88.9	46%
Operating expenses:
Cost of revenue share fee	40.8	24.5	16.3	67%
Cost of direct salaries and benefits	67.4	48.3	19.1	40%
Research and development	44.3	29.8	14.5	49%
Sales and marketing	20.3	19.2	1.1	6%
General and administrative	114.2	94.1	20.1	21%
Depreciation and amortization	10.1	8.7	1.4	16%
Operating loss	(14.8)	(31.4)	16.6	(53)%
Other income (expense)
Interest income (expense), net	13.8	0.2	13.6	N/A
Other income (expense), net	0.9	0.2	0.7	N/A
Income (loss) before tax	(0.1)	(31.0)	30.9	(100)%
Income tax benefit (expense)	(0.1)	(0.2)	0.1	N/A
Net income (loss)	$(0.2)	$(31.2)	$31.0	(99)%
Below is a summary of the components of the Company’s total equity-based compensation expense:

	Three Months Ended June 30, 2023 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$34	$—	$—	$109	$143
Research and development	573	—	—	4,872	5,445
Sales and marketing	11	—	—	121	132
General and administrative	(458)	—	6,557	2,469	8,568
Total equity-based compensation	$160	$—	$6,557	$7,571	$14,288

	Three Months Ended June 30, 2022 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$—	$—	$—	$43	$43
Research and development	—	—	—	2,691	2,691
Sales and marketing	—	—	—	99	99
General and administrative	—	51	6,558	2,864	9,473
Total equity-based compensation	$—	$51	$6,558	$5,697	$12,306

	Six Months Ended June 30, 2023 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$57	$—	$—	$159	$216
Research and development	794	—	—	9,602	10,396
Sales and marketing	(134)	—	—	165	31
General and administrative	303	623	13,042	6,325	20,293
Total equity-based compensation	$1,020	$623	$13,042	$16,251	$30,936

	Six Months Ended June 30, 2022 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$—	$—	$—	$137	$137
Research and development	—	—	—	6,432	6,432
Sales and marketing	—	—	—	148	148
General and administrative	—	122	13,043	5,554	18,719
Total equity-based compensation	$—	$122	$13,043	$12,271	$25,436
Information about our operating results for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 is set forth below:

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Revenue		$102.7	$47.2	46%	$282.2	$193.3	$89.0	46%

Revenue increased by $47.2 million, or 46%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was primarily due to an increase in the number of CLEAR Plus members. Approximately 30% of paying CLEAR Plus members were on a family plan as of June 30, 2023 and 2022, respectively.

Revenue increased by $89.0 million, or 46%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was primarily due to an increase in the number of CLEAR Plus members. Approximately 30% of paying CLEAR Plus members were on a family plan as of June 30, 2023 and 2022, respectively.
Cost of revenue share fee

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Cost of revenue share fee	$21.2	$12.3	$8.9	72%		$24.5	$16.3	67%
Cost of revenue share fee increased by $8.9 million, or 72%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was driven primarily by an increase of $2.6 million, or a 76% increase, in fixed airport fees and $6.3 million, or a 71% increase, in per member fees. COVID-related concessions reduced cost of revenue share fee by $0.3 million and $1.4 million in the three months ended June 30, 2023 and 2022.

Cost of revenue share fee increased by $16.3 million, or 67%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was driven primarily by an increase of $4.9 million, or a 76% increase, in fixed airport fees and $11.5 million, or a 63% increase, in per member fees. COVID-related concessions reduced cost of revenue share fee by $0.9 million and $1.8 million in the three months ended June 30, 2023 and 2022.
Cost of direct salaries and benefits

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Cost of direct salaries and benefits	$34.2	$25.3	$8.9	35%	$67.4	$48.3	$19.1	39%
Cost of direct salaries and benefits expenses increased by $8.9 million, or 35%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was primarily due to increased employee compensation costs of $8.7 million caused by new airport openings and expansions and increased travel volumes leading to higher staffing needs.
Cost of direct salaries and benefits expenses increased by $19.1 million, or 39%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was primarily due to increased employee compensation costs of $18.5 million caused by new airport openings and expansions and increased travel volumes leading to higher staffing needs.

Research and development

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Research and development	$22.3	$14.3	$8.0	56%	$44.3	$29.8	$14.4	48%
Research and development expenses increased by $8.0 million, or 56%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was primarily due to an increase of $5.6 million of employee compensation costs and an increase of $1.3 million related to higher allocated overhead costs.
Research and development expenses increased by $14.4 million, or 48%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was primarily due to an increase of $8.9 million of employee compensation costs, an increase of $2.7 million related to higher allocated overhead costs, and a $1.2 million increase in impairment of certain assets.

Sales and marketing

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Sales and marketing	$10.8	$11.4	$(0.6)	(5)%	$20.3	$19.2	$1.1	6%
Sales and marketing expenses decreased by $(0.6) million, or (5)%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was driven primarily by decreased ambassador commissions.
Sales and marketing expenses increased by $1.1 million, or 6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was driven primarily by a $0.5 million increase in discretionary marketing expense and $0.4 million of increased professional fees.

General and administrative

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
General and administrative	$56.1	$48.2	$8.0	16%	$114.2	$94.1	$20.1	21%
General and administrative expenses increased by $8.0 million, or 16%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was primarily driven by a $2.0 million increase in professional fees, $1.9 million of higher credit card fees due to higher bookings, $1.5 million of higher allocated overhead costs, and $1.2 million of higher technology costs.
General and administrative expenses increased by $20.1 million, or 21%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was primarily driven by a $6.0 million increase in employee-related expense, $4.7 million of higher allocated overhead costs, $3.6 million of higher credit card fees due to higher bookings, and $3.0 million of higher technology costs.

Other income (expense)

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Interest Income, net	$7.4	$0.2	$7.2	3854%	$13.8	$0.2	$13.6	6793%

Interest income, net increased by $7.2 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was driven by an increase in interest income on our marketable securities and cash and cash equivalents.

Interest income, net increased by $13.6 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was driven by an increase in interest income on our marketable securities and cash and cash equivalents.

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Other income	$0.6	$0.5	$0.2	36%	$0.9	$0.2	$0.7	N/A
Other expense	$—	$—	$—	N/A	$—	$—	$—	N/A
Other income (expense), net	$0.6	$0.5	$0.2	36%	$0.9	$0.2	$0.7	N/A

Other income (expense), net increased by $0.2 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was primarily due to higher sublease income.
Other income (expense), net increased by $0.7 million,for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was primarily due to higher sublease income.

Income tax benefit (expense)

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Income tax benefit (expense)	$(0.2)	$0.1	$(0.3)	(300)%	$(0.1)	$(0.2)	$0.1	(300)%

Income tax expense increased by $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).

Income tax expense decreased by $0.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of June 30, 2023, we had cash and cash equivalents of $57.2 million and marketable securities of $707.8 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations and investments that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock, pay cash dividends and distribute to members for tax payments. We plan to finance our operations, future stock repurchases, cash dividends and capital expenditures largely through cash generated from the proceeds of our IPO and operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including payment of dividends, potential stock repurchases, and known commitments and contingencies as discussed below. We expect that future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure.
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100,000 of its Class A Common Stock. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the six months ended June 30, 2023, the Company repurchased 1,815,195 shares for $45.1 million. The repurchased shares were retired. As of June 30, 2023, $50.0 million remains available under the repurchase authorization.

On May 9, 2023, the Company announced that a special committee of its Board declared a special cash dividend in the amount of $0.20 per share payable on May 25, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on May 18, 2023. The Company funded the payment of the special cash dividend from its pro rata share of tax distributions made by Alclear. Tax distributions are required under Alclear’s Operating Agreement. Such tax distributions were made at the highest tax rate applicable to individuals. Due mainly to the Company’s utilization of certain tax attributes and the lower tax rate on corporations, the Company received cash from tax distributions in excess of what was required to fund its tax liabilities and obligations under its Tax Receivable Agreement. The excess cash received by the Company was used to fund the cash dividend. Any future dividends will be at the discretion of, and subject to the approval of, the Board. To the extent the dividend exceeds our current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

On August 2, 2023, we announced that our Board adopted a dividend policy (the "Dividend Policy") of paying a quarterly cash dividend to holders of Class A Common Stock and Class B Common Stock. The amount of such quarterly dividends are subject to approval of the actual amount by the Board at the time of such dividend declaration. The dividends will be funded by proportionate cash distributions by Alclear to all of its members as of the applicable record date, including holders of non-controlling interests in Alclear and the Company. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

On August 2, 2023, we announced that our Board declared the initial quarterly dividend under the Dividend Policy in the amount of $0.07 per share, payable on August 18, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on August 11, 2023. To the extent the dividend exceeds the Company's current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Refer to our risks and uncertainties discussed under the heading "Forward-Looking Statements" and in the 2022 Form 10-K and in Part II. Item 1A. "Risk Factors" and elsewhere in this Form 10-Q.
Credit Agreement

On March 31, 2020, we entered into a credit agreement (as amended, restated or otherwise modified, the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, LIBOR or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into a second amendment to the Credit Agreement to transition from London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026.

We have the option to repay any borrowings under the Credit Agreement without premium or penalty prior to maturity. In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. The Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions.

As of June 30, 2023, the Company had a remaining borrowing capacity of $77.1, net of standby letters of credit, and had no outstanding debt obligations. Additionally, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 21 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the six months ended June 30, 2023 and June 30, 2022 (in millions):

	Six Months Ended
	June 30, 2023	June 30, 2022	$ Change
Net cash provided by operating activities	$135.8	$75.8	$60.0
Net cash used in investing activities	(58.0)	(15.5)	(42.5)
Net cash used in financing activities	(81.4)	(0.3)	(81.1)
Net increase in cash, cash equivalents, and restricted cash	(3.6)	60.0	(63.6)
Cash, cash equivalents, and restricted cash, beginning of year	68.9	309.1	(240.2)
Net exchange differences on cash, cash equivalents, and restricted cash	0.1	(0.1)	0.2
Cash, cash equivalents, and restricted cash, end of period	$65.3	$369.0	$(303.7)
Cash flows from operating activities
For the six months ended June 30, 2023, net cash provided by operating activities was $135.8 million compared to net cash provided by operating activities of $75.8 million for the six months ended June 30, 2022, an increase of $60.0 million primarily due to year-over-year favorable changes in working capital of $24.9 million, an increase in non-cash adjustments to net loss of $4.1 million, and a reduction of net loss of $30.9 million.

Cash flows from investing activities

For the six months ended June 30, 2023 net cash used in investing activities was $58.0 compared to net cash used in investing activities of $15.5 for the six months ended June 30, 2022, an increase of $42.5 million. The change was primarily due to an increase in the net purchases and sales of marketable securities of $34.1 million, a purchase of a strategic investment of $6.0 million and an increase in capital expenditures of $2.6 million.

Cash flows from financing activities
For the six months ended June 30, 2023, net cash used in financing activities was $81.4 million compared to net cash from financing activities of $0.3 million for the six months ended June 30, 2022, an increase of $81.1 million. The change was due to an increase in the amounts used to repurchase Class A Common Stock of $44.8 million, payment of special dividends of $18.9 million, tax distribution to members of $13.9 million, and payment of taxes on net settled stock based awards of $3.8 million. .
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of June 30, 2023, we had future minimum payments of $215.0 million, with $15.0 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of June 30, 2023, we had future minimum payments of $39.4 million.
We have commitments for future marketing expenditures to sports stadiums of $10.1 million as of June 30, 2023.

We are subject to certain minimum spend commitments of approximately $1.5 million over the next two years under service arrangements.
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

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of June 30, 2023, the Company did not record a liability from the TRA.
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

Interest Rate Risk

We had cash and cash equivalents of $57.2 million as of June 30, 2023. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of June 30, 2023, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $707.8 million as of June 30, 2023. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $3.7 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and six months ended June 30, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended June 30, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Private industry and governmental agencies have increased their efforts related to developing and launching identity verification solutions and credential authentication solutions, and we expect this trend to continue. For example, certain airlines, technology providers and Transportation Security Administration (“TSA”) are exploring new technological solutions, in some cases including the use of identity verification technology or biometrics, that may gain widespread acceptance in locations where we operate, such as airports, or where we may operate in the future.
For example, the federal government has conducted a number of proof of concept demonstrations to evaluate identity verification technologies and other credential authentication technologies at airport checkpoints, intends to expand use of its own biometric credential authentication technologies (“CAT”), at additional airport checkpoints, and is continuing to explore digital identities at checkpoints generally. TSA has publicly stated its intent to require all travelers to be processed through CAT machines in the future, either through travelers presenting physical IDs or through the transmittal of digital ID credentials. Additionally, state governments are issuing driver’s licenses in digital formats, and airlines have launched their own identity and credential authentication initiatives, in some cases with other identity verification partners. In many cases these initiatives also include use of biometrics, either via centralized or decentralized platforms, and any of these platforms or standards may become universally accepted and preferred by the industry, the TSA, airlines, and our other partners. Widespread adoption of competing identity verification solutions or credential authentication solutions or standards (including TSA’s own solutions) at airport checkpoints or other locations where we operate could adversely impact our ability to operate in the same manner as we operate today.
We must continue to meet the evolving standards set for our airport operations by governmental stakeholders.
We relaunched in 2010 at two U.S. airports as the only private company authorized by the DHS to automate the process for confirming traveler identity and validating travel documents for enrolled CLEAR members, and we continue to provide airport services to our members through the Registered Traveler (“RT”) Program. As we have grown, our interactions with the federal government have expanded as well. For example, in January 2020, we were selected by the TSA as an awardee in the TSA Biometric PreCheck® Expansion Services and Vetting Program to handle subscription renewal processing and new enrollments for the TSA PreCheck® program and have entered into an up to 10-year agreement to provide such services to the traveling public. On December 21, 2022, the TSA issued an authority to operate (“ATO”) to CLEAR for the TSA PreCheck® Enrollment Provided by CLEAR enrollment system. Once CLEAR successfully meets all TSA requirements to become an enrollment provider and completes a trial period, CLEAR will be approved to begin offering TSA PreCheck® enrollment services to the public at select locations using CLEAR pods. We continue to work collaboratively with our partners at TSA as we make progress towards soft launch and public launch, which we expect this year, although there can be no assurances that we will meet all of TSA’s requirements and launch the TSA PreCheck® Enrollment Provided by CLEAR on the timeline we expect. Additionally, we have entered into numerous Cooperative Research and Development Agreements with the DHS, and the DHS has certified the biometric enrollment and verification system we use in certain locations as Qualified Anti-Terrorism Technology under the SAFETY Act.

We operate through the Registered Traveler Program according to guidelines set forth by the federal government, which have historically been implemented through our airport and/or airline partners. As we have grown, our regulatory frameworks have evolved as well. For example we are subject to various audits, reviews and evaluations overseen by TSA, a sub-agency of the DHS, which includes: annual operational audits at each airport where we operate our Registered Traveler Program requiring us to demonstrate compliance with airport checkpoint security protocols; audits of certain of our information systems against a stringent FISMA High Rating designation for information security and an additional “Registered Traveler Security Overlay” framework; ongoing periodic reviews of our operational procedures and technology, such as the biometric matching technology and credential authentication systems that help power our system; ongoing special emphasis inspections of our compliance with operational and procedural obligations for Registered Traveler Program providers; and an evaluation by the Science and Technology Directorate of the DHS of our biometric enrollment and verification system for renewal of our SAFETY Act certification as a Qualified Anti-Terrorism Technology. TSA has recently provided us with additional technical and regulatory requirements, including technical integration specifications between TSA systems and CLEAR systems to enable transmittal of digital identity information to facilitate processing of each Registered Traveler participant by TSA CAT; a temporary increase in the percentage of RT participants whose identities are randomly reverified at airport checkpoints, potentially up to all RT participants, until the technical integration and information sharing described above is enabled; enhanced enrollment standards for existing and new Registered Traveler participants in line with new industry standards; and formalized audit requirements. We expect some or all of these new requirements to be introduced in the near future. We have no control over requirements proposed or implemented by federal agencies regarding our business. New or changing requirements implemented by federal agencies, such as those set forth above, could have an adverse impact on our business and results of operations.
The future success of programs we operate with support or authorization from governmental stakeholders depends on our continued ability to satisfy the regulatory standards they promulgate such as those set forth above and maintain their support generally, including continuing to adhere to Registered Traveler Program requirements, airport security protocols and maintaining an appropriate data security platform. Failure to meet the standards set forth by governmental stakeholders, changes in the rules, requirements or operational procedures applicable to our business or the Registered Traveler Program generally, and evolving frameworks could negatively impact the level of service experienced by our customers and our ability to continue adding new services in regulated locations, add new locations for our existing services, or even continue to operate the same services we operate now. Further, as regulatory frameworks evolve, they may increase our operating expenses, make compliance more difficult or impact our operating protocols, impact our members’ experience, require us to add new staffing, and divert management’s attention from other growth initiatives. Failure to meet any such new standards in the future, or changes we would need to make to our operations to satisfy any new standards, may have a material adverse impact on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2023, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 2,198,773 shares of Class A Common Stock.
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
Issuer Purchases of Equity Securities
Below is a summary of the repurchases during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2023- April 30, 2023	—	$—	—	$88,627
May 1, 2023- May 31, 2023	1,533,357	$25.19	1,533,357	$49,999
June 1, 2023- June 30, 2023	—	$—	—	$49,999
Total	1,533,357	$25.19	1,533,357
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
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Officer Resignation

On July 30, 2023, Sam Hall, the Company's Chief Product Officer, informed the Company that he will be resigning from his position effective August 20, 2023. Mr. Hall's decision to resign is not the result of any disagreement relating to the Company’s operations, policies or practices. The Company has selected an internal candidate to fill the role.

Item 6. Exhibits
The documents listed in the Index to Exhibits of this quarterly report on Form 10-Q are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein.

Exhibit Number	Description
10.1
Second Amended and Restated Operating Agreement of Alclear Holdings, LLC, dated June 7, 2023 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-40568), filed on June 7, 2023)

10.2	Amendment No. 2 to Credit Agreement, dated June 28, 2023, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 2, 2023.

Date:	August 2, 2023	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chairman and Chief Executive Officer

Date:	August 2, 2023	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer