Form 10-Q
period 2023-09-30
Clear Secure, Inc.
filed 2023-11-08
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of November 3, 2023:

Class A Common Stock par value $0.00001 per share	89,971,945
Class B Common Stock par value $0.00001 per share	907,234
Class C Common Stock par value $0.00001 per share	34,129,407
Class D Common Stock par value $0.00001 per share	25,796,690

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$63,522	$38,939
Marketable securities	673,044	665,810
Accounts receivable	736	1,169
Prepaid revenue share fee	20,539	17,585
Prepaid expenses and other current assets	23,202	18,097
Total current assets	781,043	741,600
Property and equipment, net	65,801	57,924
Right of use asset, net	117,399	123,880
Intangible assets, net	21,687	22,292
Goodwill	62,757	58,807
Restricted cash	5,065	29,945
Other assets	8,206	3,069
Total assets	$1,061,958	$1,037,517
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,075	$7,951
Accrued liabilities	112,306	106,070
Deferred revenue	351,891	283,452
Total current liabilities	478,272	397,473
Other long term liabilities	125,311	129,123
Total liabilities	603,583	526,596
Commitments and contingencies (Note 18)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 89,854,251 shares issued and outstanding as of September 30, 2023 and 87,841,336 shares issued and 87,760,831 shares outstanding as of December 31, 2022	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 907,234 shares issued and outstanding as of September 30, 2023 and 907,234 shares issued and outstanding as of December 31, 2022	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 34,776,689 shares issued and outstanding as of September 30, 2023 and 38,290,964 shares issued and outstanding as of December 31, 2022	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 25,796,690 shares issued and outstanding as of September 30, 2023 and 25,796,690 shares issued and outstanding as of December 31, 2022	—	—
Accumulated other comprehensive loss	(494)	(1,529)
Treasury stock at cost, 0 shares as of September 30, 2023 and 80,505 shares as of December 31, 2022	—	—
Accumulated deficit	(87,690)	(101,797)
Additional paid-in capital	364,087	394,390
Total stockholders’ equity attributable to Clear Secure, Inc.	275,904	291,065
Non-controlling interest	182,471	219,856
Total stockholders’ equity	458,375	510,921
Total liabilities and stockholders’ equity	$1,061,958	$1,037,517

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$160,387	$115,919	$442,614	$309,181

Operating expenses:
Cost of revenue share fee	22,885	14,743	63,674	39,198
Cost of direct salaries and benefits	35,337	26,918	102,687	75,211
Research and development	11,790	16,508	56,044	46,353
Sales and marketing	9,735	10,530	30,032	29,721
General and administrative	56,101	108,389	170,323	202,508
Depreciation and amortization	5,260	4,531	15,416	13,243
Operating income (loss)	19,279	(65,700)	4,438	(97,053)

Other income (expense):
Interest income (expense), net	7,677	1,636	21,463	1,830
Other income (expense), net	661	(2,031)	1,569	(1,834)
Income (loss) before tax	27,617	(66,095)	27,470	(97,057)
Income tax benefit (expense)	(754)	536	(846)	381
Net income (loss)	26,863	(65,559)	26,624	(96,676)
Less: net income (loss) attributable to non-controlling interests	11,517	(28,795)	12,491	(42,430)
Net income (loss) attributable to Clear Secure, Inc.	$15,346	$(36,764)	$14,133	$(54,246)

Net income (loss) per share of Class A Common Stock and Class B Common Stock (Note 16)
Net income (loss) per common share basic, Class A	$0.17	$(0.44)	$0.16	$(0.67)
Net income (loss) per common share basic, Class B	$0.17	$(0.44)	$0.16	$(0.67)
Net income (loss) per common share diluted, Class A	$0.17	$(0.44)	$0.15	$(0.67)
Net income (loss) per common share diluted, Class B	$0.17	$(0.44)	$0.15	$(0.67)
Weighted-average shares of Class A Common Stock outstanding, basic	89,189,192	82,426,486	89,436,795	79,527,484
Weighted-average shares of Class B Common Stock outstanding, basic	907,234	1,022,669	907,234	1,035,641
Weighted-average shares of Class A Common Stock outstanding, diluted	89,968,555	82,426,486	90,503,162	79,527,484
Weighted-average shares of Class B Common Stock outstanding, diluted	907,234	1,022,669	907,234	1,035,641

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$26,863	$(65,559)	$26,624	$(96,676)
Other comprehensive income (loss)
Foreign currency translation	8	23	16	(101)
Unrealized gain (loss) on fair value of marketable securities	1,390	(1,359)	1,738	(3,110)
Total other comprehensive income (loss)	1,398	(1,336)	1,754	(3,211)
Comprehensive income (loss)	28,261	(66,895)	28,378	(99,887)
Less: comprehensive income (loss) attributable to non-controlling interests	12,082	(29,390)	13,210	(43,907)
Comprehensive income (loss) attributable to Clear Secure, Inc.	$16,179	$(37,505)	$15,168	$(55,980)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2023	87,760,831	$1	907,234	$—	38,290,964	$—	25,796,690	$—	$394,390	$(1,529)	80,505	$—	$(101,797)	$291,065	$219,856	$510,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,224)	(5,224)	(3,049)	(8,273)
Other comprehensive income	—	—	—	—	—	—	—	—	—	938	—	—	—	938	658	1,596
Equity-based compensation expense, net of forfeitures	(3,079)	—	—	—	—	—	—	—	10,151	—	3,079	—	—	10,151	6,257	16,408
Net share settlements of stock-based awards	155,049	—	—	—	—	—	—	—	(946)	—	(83,584)	—	—	(946)	(1,462)	(2,408)
Warrant expense	—	—	—	—	—	—	—	—	366	—	—	—	—	366	257	623
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,615	—	—	—	—	1,615	(1,615)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,886)	(13,886)
Exchange of shares	2,048,773	—	—	—	(2,048,773)	—	—	—	6,189	—	—	—	—	6,189	(6,189)	—
Repurchase and retirement of Class A Common Stock	(281,838)	—	—	—	—	—	—	—	(7,380)	—	—	—	—	(7,380)	911	(6,469)
Balance, March 31, 2023	90,214,391	$1	907,234	$—	36,242,191	$—	25,796,690	$—	$404,385	$(591)	—	$—	$(107,021)	$296,774	$201,738	$498,512
Net income	—	—	—	—	—	—	—	—	—	—	—	—	4,011	4,011	4,023	8,034
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(736)	—	—	—	(736)	(504)	(1,240)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,415	—	—	—	—	8,415	6,244	14,659
Net share settlements of stock-based awards	144,341	—	—	—	—	—	—	—	(655)	—	—	—	—	(655)	(740)	(1,395)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(26)	(26)	(17)	(43)
Exchange of shares	150,000	—	—	—	(150,000)	—	—	—	165	—	—	—	—	165	(165)	—
Special dividend	—	—	—	—	—	—	—	—	(18,089)	—	—	—	—	(18,089)	—	(18,089)
Repurchase and retirement of Class A Common Stock	(1,533,357)	—	—	—		—	—	—	(22,928)	—	—	—	—	(22,928)	(15,700)	(38,628)
Balance, June 30, 2023	88,975,375	$1	907,234	$—	36,092,191	$—	25,796,690	$—	$371,293	$(1,327)	—	$—	$(103,036)	$266,931	$194,879	$461,810

See notes to condensed consolidated financial statements

Net income	—	—	—	—	—	—	—	—	—	—	—	—	15,346	15,346	11,517	26,863
Other comprehensive loss	—	—	—	—	—	—	—	—	—	833	—	—	—	833	565	1,398
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	2,721	—	—	—	—	2,721	1,845	4,566
Net share settlements of stock-based awards	73,374	—	—	—	—	—	—	—	(218)	—	—	—	—	(218)	(673)	(891)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,322)	(4,322)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,718)	(13,718)
Exchange of shares	1,315,502	—	—	—	(1,315,502)	—	—	—	5,171	—	—	—	—	5,171	(5,171)	—
Dividends	—	—	—	—	—	—	—	—	(6,304)	—	—	—	—	(6,304)	—	(6,304)
Repurchase and retirement of Class A Common Stock	(510,000)	—	—	—		—	—	—	(8,576)	—	—	—	—	(8,576)	(2,451)	(11,027)
Balance, September 30, 2023	89,854,251	$1	907,234	$—	34,776,689	$—	25,796,690	$—	$364,087	$(494)	—	$—	$(87,690)	$275,904	$182,471	$458,375

See notes to condensed consolidated financial statements

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2022	76,393,256	$1	1,042,234	$—	44,598,167	$—	26,709,821	$—	$313,845	$(103)	223,069	$—	$(36,130)	$277,613	$261,855	539,468
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,327)	(10,327)	(8,467)	(18,794)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(570)	—	—	—	(570)	(521)	(1,091)
Equity-based compensation expense, net of forfeitures	(60,349)	—	—	—	—	—	—	—	7,365	—	60,349	—	—	7,365	5,694	13,059
Warrant expense	—	—	—	—	—	—	—	—	37	—	—	—	—	37	34	71
Exchange of shares	1,025,318	—	—	—	(1,020,812)	—	(4,506)	—	2,606	—	—	—	—	2,606	(2,606)	—
Exercise of warrants	1,207,931	—	—	—	—	—	—	—	3,070	—	—	—	—	3,070	(3,070)	—
IPO Expenses	—	—	—	—	—	—	—	—	(156)	—	—	—	—	(156)	(141)	(297)
Balance, March 31, 2022	78,566,156	$1	1,042,234	$—	43,577,355	$—	26,705,315	$—	$326,767	$(673)	283,418	$—	$(46,457)	$279,638	$252,778	$532,416
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,155)	(7,155)	(5,168)	(12,323)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(422)	—	—	—	(422)	(361)	(783)
Equity-based compensation expense, net of forfeitures	(101,610)	—	—	—	—	—	—	—	7,105	—	101,610	—	—	7,105	5,150	12,255
Issuance of restricted stock units	7,528	—	—	—	—	—	—	—	27	—	—	—	—	27	(27)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)	(22)	(49)
Warrant expense	—	—	—	—	—	—	—	—	28	—	—	—	—	28	23	51
Exchange of shares	3,146,673	—	—	—	(3,146,673)	—	—	—	10,995	—	—	—	—	10,995	(10,995)	—
Balance, June 30, 2022	81,618,747	$1	1,042,234	$—	40,430,682	$—	26,705,315	$—	$344,922	$(1,095)	385,028	$—	$(53,638)	$290,189	$241,378	$531,567
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,764)	(36,764)	(28,795)	(65,559)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(741)	—	—	—	(741)	(595)	(1,336)
Equity-based compensation expense, net of forfeitures	(12,317)	—	—	—	—	—	—	—	9,310	—	12,317	—	—	9,310	4,923	14,233
Net share settlements of stock-based awards	207,970	—	—	—	—	—	—	—	(838)	—	(207,970)	—	—	(838)	(1,543)	(2,381)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(68)	(68)	(54)	(122)
Warrant expense	—	—	—	—	—	—	—	—	32,603	—	—	—	—	32,603	26,217	58,820
Repurchase and retirement of Class A Common Stock	(213,100)	—	—	—	—	—	—	—	(5,395)	—	—	—	—	(5,395)	493	(4,902)
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,237	—	—	—	—	1,237	(1,237)	—
Conversion of shares	100,000	—	(100,000)	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of shares	922,801	—	—	—	(555,000)	—	(367,801)	—	2,135	—	—	—	—	2,135	(2,135)	—
Balance, September 30, 2022	83,158,756	$1	942,234	$—	39,875,682	$—	26,337,514	$—	$383,974	$(1,836)	189,375	$—	$(90,471)	$291,668	$238,652	$530,320

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$26,624	$(96,676)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation of property and equipment	12,933	10,792
Amortization of intangible assets	2,483	2,450
Noncash lease expense	4,896	2,245
Impairment of assets	3,707	1,217
Equity-based compensation	35,102	98,488
Deferred income tax	(549)	(593)
Amortization of revolver loan costs	252	598
Premium amortization and (discount accretion), net on marketable securities	(9,835)	(104)
Changes in operating assets and liabilities:
Accounts receivable	433	3,229
Prepaid expenses and other assets	(4,098)	3,138
Prepaid revenue share fee	(2,954)	(5,738)
Accounts payable	5,899	(771)
Accrued and other long term liabilities	(10,990)	6,434
Deferred revenue	68,439	67,166
Operating lease liabilities	(1,440)	(2,845)
Net cash provided by operating activities	$130,902	$89,030
Cash flows from investing activities:
Purchases of marketable securities	(634,751)	(581,263)
Sales of marketable securities	639,090	572,784
Business combinations	(3,750)	—
Purchase of strategic investment	(6,000)	—
Purchases of property and equipment	(21,825)	(23,073)
Purchase of intangible assets	(129)	(336)
Net cash used in investing activities	$(27,365)	$(31,888)
Cash flows from financing activities:
Repurchase of Class A Common Stock	(56,124)	(4,902)
Payment of dividend	(6,320)	—
Payment of special dividend	(18,129)	—
Distributions to members	(4,322)	—
Tax distribution to members	(13,929)	(171)
Debt issuance costs	(396)	(297)
Payment of taxes on net settled stock-based awards	(4,694)	(2,381)
Net cash used in financing activities	$(103,914)	$(7,751)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(377)	49,391
Cash, cash equivalents, and restricted cash, beginning of period	68,884	309,126
Exchange rate effect on cash and cash equivalents, and restricted cash	80	(107)
Cash, cash equivalents, and restricted cash, end of period	$68,587	$358,410

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$63,522	$329,077
Restricted cash	5,065	29,333
Total cash, cash equivalents, and restricted cash	$68,587	$358,410
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

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 54 airports (as of the date of this filing); CLEAR Verified (formerly Powered by CLEAR), our business to business offering that extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits and application programming interfaces; and our flagship CLEAR app, which offers free to consumer products like Home-to-Gate, Health Pass, and RESERVE powered by CLEAR, our virtual queuing technology that enables customers to manage lines.
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

•Alclear Investments, LLC, an entity controlled by Caryn Seidman-Becker, the Chair of our board of directors (“Board”), our co-founder and our Chief Executive Officer, and Alclear Investments II, LLC, an entity controlled by Kenneth Cornick, our co-founder, President and Chief Financial Officer (Ms. Seidman-Becker and Mr. Cornick, collectively, the “Co-Founders”), contributed a portion of their Alclear Units to us in exchange for Class B Common Stock.

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
Whyline Acquisition

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

The maximum settlement of the contingent consideration is $3,333, which is not subject to the satisfaction of service-based criteria. The contingent consideration was immaterial as of September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023 and 2022, the Company did not record adjustments on its contingent consideration.
Sora ID Acquisition

On September 5, 2023, CLEAR acquired certain assets of Sora ID, Inc., a one-click know your customer (“KYC”) solution which provides technology that is KYC compliant, and is transferable across financial institutions – creating a unique, reusable verification product.

The fair value of the purchase consideration was $5,250 including deferred consideration of $1,500 payable in two tranches at 15 and 30 months after closing. The acquisition was accounted for as a business combination. Of the total purchase consideration, $3,950 was recorded as goodwill and $1,300 as acquired intangible assets on the condensed consolidated balance sheets. The intangible assets acquired relate to customer relationships and developed technology with useful lives of 3 and 5 years, respectively. The Company valued the intangible assets using the multi-period excess earnings method and the relief from royalty method, both under the income approach. The goodwill recognized is expected to be deductible for tax purposes.

The Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and is therefore subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations.

The Company incurred $0.5 million in acquisition related costs, which were expensed as incurred and included in general and administrative expenses in the condensed consolidated statement of operations.

The Company also entered into an agreement to provide $4,000 retention bonuses and $9,000 post-combination remuneration in cash payments and restricted stock units (“RSUs”) upon satisfaction of certain post-closing financial metrics and continuing service requirements. These compensation expenses will be recognized within research and development and general and administrative expenses.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The retention bonuses of $4,000 consist of (i) cash payments to be made monthly for the six months following the closing date, and (ii) RSUs that vest in various tranches on June 30, 2024 and December 31, 2024, 2025 and 2026. For the post-combination remuneration, the amount of $9,000 will consist of two equal tranches of RSUs that will vest upon the achievement of specified operating metrics during the twelve month periods ended December 31, 2024 and December 31, 2025, respectively. The Company has not recorded any compensation expense for the three months ended September 30, 2023, as the performance criteria is not probable.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three and nine months ended September 30, 2023 and 2022, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and nine months ended September 30, 2023 and 2022, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2023.

2023
Balance as of January 1	$283,452
Deferral of revenue	504,926
Recognition of deferred revenue	(436,487)
Balance as of September 30	$351,891
During the nine months ended September 30, 2022, the Company recognized revenue from its existing deferred revenue for the amount of $305,147.

The Company has obligations for refunds and other similar items of $4,432 as of September 30, 2023 recorded within accrued liabilities.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
Prepaid software licenses	$10,596	$9,362
Coronavirus Aid, Relief, and Economic Security Act retention credit	1,002	1,002
Prepaid insurance costs	2,631	2,613
Other current assets	8,973	5,120
Total	$23,202	$18,097
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
The following is a description of the valuation methodologies used for certain assets and liabilities measured at fair value, which are not considered Level 1 items.
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
The contractual maturities of investments classified as marketable securities are as follows:

	September 30, 2023	December 31, 2022
Due within 1 year	$500,274	$549,213
Due after 1 year through 2 years	172,770	116,597
Total marketable securities	$673,044	$665,810

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category and their designation within the fair value hierarchy as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$75,184	$—	$(109)	$75,075	2
U.S. Treasuries	349,457	1,831	(890)	350,398	1
Corporate bonds	243,697	—	(2,016)	241,681	2
Money market funds measured at NAV (a)	5,890	—	—	5,890	N/A
Total marketable securities	$674,228	$1,831	$(3,015)	$673,044

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$69,762	$4	$(352)	$69,414	2
U.S. Treasuries	365,424	511	(1,448)	364,487	1
Corporate bonds	218,980	9	(1,310)	217,679	2
Money market funds measured at NAV (a)	14,230	—	—	14,230	N/A
Total marketable securities	$668,396	$524	$(3,110)	$665,810
(a)Money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the condensed consolidated balance sheets.
Of the total marketable securities held at fair value as of September 30, 2023, $53,195 was in a continuous unrealized loss for 12 months or longer. The Company had no continuous unrealized loss position in relation to marketable securities as of September 30, 2023 or December 31, 2022 that was as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
7. Property and Equipment, net
Property and equipment as of September 30, 2023 and December 31, 2022 consist of the following:

	Depreciation period in years	September 30, 2023	December 31, 2022
Internally developed software	3 - 5	$62,918	$53,788
Acquired software	3	6,539	6,536
Equipment	5	30,359	29,651
Leasehold improvements	1 - 15	9,059	7,731
Furniture and fixtures	5	12,182	1,608
Construction in progress		11,102	14,102
Total property and equipment, cost		132,159	113,416
Less: accumulated depreciation		(66,358)	(55,492)
Total property and equipment, net		$65,801	$57,924

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Depreciation expense related to property and equipment for the three months ended September 30, 2023 and 2022 was $4,417 and $3,713, respectively and $12,933 and $10,792 for the nine months ended September 30, 2023 and 2022, respectively.
During the three and nine months ended September 30, 2023, $3,273 and $9,129 were capitalized in connection with internally developed software inclusive of $401 and $1,154 of equity-based compensation, respectively. Amortization expense on internally developed software was $2,612 and $1,999 for the three months ended September 30, 2023 and 2022, respectively and $6,764 and $5,471 for the nine months ended September 30, 2023 and 2022, respectively.
During the three months ended September 30, 2023 and 2022, the Company recognized impairment charges of $0 and $904, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized impairment charges of $2,201 and $1,217, respectively.
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of September 30, 2023 were $1,272 and $188, respectively, and $2,166 and $119 as of September 30, 2022, respectively.
8. Leases
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2023 and 2022 was $3,758 and $1,423, respectively and $8,598 and $3,733 for the nine months ended September 30, 2023 and September 30, 2022, respectively.
During the nine months ended September 30, 2023, the Company entered into a sublease agreement whereby the Company continues to be a lessee under the original operating lease but will act as a sublessor. As a result, during the nine months ended September 30, 2023, the Company recorded $1,506 of impairment to its right of use asset within general and administrative in the condensed consolidated statements of operations. Sublease income is recorded within other income (expense), net within the condensed consolidated statements of operations. The Company had $444 and $1,123 sublease income for the three and nine months ended September 30, 2023.
9. Intangible Assets, net
See below for Intangible assets, net as of September 30, 2023 and December 31, 2022:

	Weighted Average Useful Life in Years	September 30, 2023	December 31, 2022
Patents	20.0	$3,223	$2,643
Acquired intangibles - technology	3.0	5,130	4,300
Acquired intangibles - customer relationships	10.8	18,370	17,900
Acquired intangibles - brand names	5.0	500	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		27,533	25,653
Less: accumulated amortization		(5,846)	(3,361)
Intangible assets, net		$21,687	$22,292
Amortization expense on intangible assets for the three months ended September 30, 2023 and 2022 was $843 and $816, respectively and $2,483 and $2,450 for the nine months ended September 30, 2023 and 2022, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
10. Restricted Cash
As of September 30, 2023 and December 31, 2022, the Company maintained bank deposits of $5,065 and $7,708, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
with the Company’s obligations under revenue share agreements. As of December 31, 2022, the Company also had a cash secured letter of credit in place for the amount of $6,099 in relation to the corporate headquarters lease agreement entered into in December 2021 that commenced in November 2022. In April 2023, the Company issued a standby letter of credit under the Credit Agreement (as defined in Note 21) to replace the previously issued cash secured letter of credit and reduced the restricted cash balance to $0 .
In addition, the Company had a $16,138 restricted cash account against a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of December 31, 2022. In June 2023, the Company issued a standby letter of credit under the Credit Agreement to replace the previously issued cash secured letter of credit and reduced the restricted cash balance to $0.
11. Other Assets
Other assets consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Security deposits	$271	$251
Loan fees	231	70
Certificates of deposit	459	459
Strategic investment	6,000	—
Other long-term assets	1,245	2,289
Total	$8,206	$3,069

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

During the three and nine months ended September 30, 2023, there were no adjustments recorded by the Company in relation to its strategic investment.
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$15,249	$17,362
Accrued partnership liabilities	52,355	71,195
Lease liability	5,615	4,963
Other accrued liabilities	39,087	12,550
Total	$112,306	$106,070
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the third quarter of 2024. Other accrued liabilities is inclusive of $16.4 million and $8.1 million third party vendor accruals as of September 30, 2023 and December 31, 2022, respectively.
Other long term liabilities consist of the following as of September 30, 2023 and December 31, 2022:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	September 30, 2023	December 31, 2022
Deferred tax liability	$1,887	$2,435
Lease liability	123,054	125,146
Other long term liabilities	370	1,542
Total	$125,311	$129,123
13. Warrants

In January 2023, the Company recognized $1,038 of the remaining expense related to the 534,655 fully vested United Airlines warrants. These warrants were exercised for Class A Common Stock in a cashless exercise with an intrinsic value of $16,136. The warrant agreement with United Airlines expired in the first quarter of 2023.

The following warrants remained outstanding as of September 30, 2023:

	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Class A Common Stock	99,399	$0.01	0.18
Exercisable for Alclear Units	773,934	$0.01	0.96

All outstanding warrants are subject to certain performance-based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement.

Based on the probability of vesting, the Company recognized $0 and $58,820 for the three months ended September 30, 2023 and 2022, respectively, and $623 and $58,941 for the nine months ended September 30, 2023 and 2022, respectively, within general and administrative expense in the condensed consolidated statements of operations.

14. Stockholders’ Equity
Common Stock
The Company has and will issue shares of its Common Stock as a result of transactions in relation to warrant exercises, exchanges, and vesting of RSUs.
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
Share Repurchases
During the nine months ended September 30, 2023, the Company repurchased and retired 2,325,195 shares of its Class A Common Stock for $56,124 at an average price of $24.12. As of September 30, 2023, $38,972 remains available under the repurchase authorization.
The Inflation Reduction Act created an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the three and nine months ended September 30, 2023, the Company did not have an impact related to this within its condensed consolidated financial statements. Refer to Note 17 for further information regarding the Inflation Reduction Act.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Quarterly Dividend
On August 2, 2023, the Company announced that its Board adopted a dividend policy (the "Dividend Policy") of paying a quarterly cash dividend to holders of Class A Common Stock and Class B Common Stock. The amount of such quarterly dividends is subject to approval of the actual amount by the Board at the time of such dividend declaration. The dividends will be funded by proportionate cash distributions by Alclear to all of its members as of the applicable record date, including holders of non-controlling interests in Alclear and the Company. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s results of operations, cash flows, financial position and capital requirements, as well as general business conditions, legal, tax and regulatory restrictions and other factors the Board deems relevant at the time it determines to declare such dividends.

On August 2, 2023, the Company announced that its Board declared a quarterly dividend of $0.07 per share, payable on August 18, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on August 11, 2023.

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
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the Co-Founders and members of Alclear. The following table summarizes the ownership of Alclear Units as of September 30, 2023:

	Alclear Units	Ownership Percentage
Alclear Units held by Alclear post-reorganization members (other than the Co-Founders and Clear Secure, Inc.)	34,776,689	22.98%
Alclear Units held by the Co-Founders	25,796,690	17.05%
Total	60,573,379	40.03%

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
During the nine months ended September 30, 2023, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 3,514,275 shares of Class A Common Stock.
The non-controlling interest ownership percentage declined from 42.02% as of December 31, 2022 to 40.03% as of September 30, 2023. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of certain warrants and exchanges described above.

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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The following is a summary of activity related to the RSAs associated with compensation arrangements during the nine months ended September 30, 2023.

	RSA - Class A Common Stock	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2023	236,279	$0.87
Granted	—	—
Vested	(225,502)	0.87
Forfeited	(3,079)	0.87
Unvested balance as of September 30, 2023	7,698	$0.87
Below is the compensation expense recognized related to the RSAs within the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of direct salaries and benefits	$—	$1	$—	$4
Research and development	1	36	4	117
Sales and marketing	—	—	—	1
General and administrative	—	42	6	114
Total	$1	$79	$10	$236
As of September 30, 2023, estimated unrecognized expense for RSAs that are probable of vesting was $1 with such expense to be recognized over a weighted-average period of approximately 0.09 years.
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
The following is a summary of activity related to the RSUs associated with compensation arrangements during the nine months ended September 30, 2023:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2023	4,125,596	$27.88
Granted	2,408,038	24.33
Vested	(558,711)	26.65
Forfeited	(1,482,580)	29.93
Unvested balance as of September 30, 2023	4,492,343	$25.45

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of direct salaries and benefits	$229	$21	$445	$153
Research and development	(3,584)	3,891	6,808	10,242
Sales and marketing	435	40	466	186
General and administrative	3,368	3,573	9,991	9,057
Total	$448	$7,525	$17,710	$19,638
As of September 30, 2023, estimated unrecognized expense for RSUs that are probable of vesting was $68,354 with such expense to be recognized over a weighted-average period of approximately 2.15 years.

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
As of September 30, 2023, estimated unrecognized expense for Founder PSUs was $13,156 with such expense to be recognized over a weighted-average period of approximately 0.69 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
RSAs	$1	$79	$10	$236
RSUs	448	7,525	17,710	19,638
Founder PSUs	3,716	6,630	16,759	19,673
Total	$4,165	$14,234	$34,479	$39,547

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of direct salaries and benefits	$229	$21	$445	$158
Research and development	(3,583)	3,928	6,813	10,359
Sales and marketing	435	40	466	188
General and administrative	7,084	10,245	26,755	28,842
Total	$4,165	$14,234	$34,479	$39,547

16. Net Income (Loss) per Common Share
Below is the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic:
Net income (loss) attributable to Clear Secure, Inc.	$15,192	$154	$(36,315)	$(449)
Weighted-average number of shares outstanding, basic	89,189,192	907,234	82,037,118	1,022,669
Add: weighted-average vested warrants	—	—	389,368	—
Weighted-average number of shares outstanding used to calculate net income (loss) per common share, basic	89,189,192	907,234	82,426,486	1,022,669
Net income (loss) per common share, basic:	$0.17	$0.17	$(0.44)	$(0.44)
Diluted:
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$15,192	$154	$(36,315)	$(449)
Add: reallocation of net income (loss) to Clear Secure, Inc. to reflect dilutive impact	29	(1)	—	—
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, diluted	15,221	153	(36,315)	(449)
Weighted-average number of shares outstanding used to calculate net income (loss) per common share, basic	89,189,192	907,234	82,426,486	1,022,669
Effect of dilutive shares	779,363	—	—	—
Weighted-average number of shares outstanding, diluted	89,968,555	907,234	82,426,486	1,022,669
Net income (loss) per common share, diluted:	$0.17	$0.17	$(0.44)	$(0.44)

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic:
Net income (loss) attributable to Clear Secure, Inc.	$13,991	$142	$(53,549)	$(697)
Weighted-average number of shares outstanding, basic	89,436,795	907,234	79,238,069	1,035,641
Add: weighted-average vested warrants	—	—	289,415	—
Weighted-average number of shares outstanding used to calculate net income (loss) per common share, basic	89,436,795	907,234	79,527,484	1,035,641
Net loss per common share, basic:	$0.16	$0.16	$(0.67)	$(0.67)
Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$13,991	$142	$(53,549)	$(697)
Add: reallocation of net income (loss) to Clear Secure, Inc. to reflect dilutive impact	(21)	(2)	—	—
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, diluted	13,970	140	(53,549)	(697)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	89,436,795	907,234	79,527,484	1,035,641
Effect of dilutive shares	1,066,367	—	—	—
Weighted-average number of shares outstanding, diluted	90,503,162	907,234	79,527,484	1,035,641
Net loss per common share, diluted:	$0.15	$0.15	$(0.67)	$(0.67)

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A and Class B common stock for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three and Nine Months Ended September 30, 2023
	Class A	Class B
Exchangeable Alclear Units	34,776,689	25,796,690
RSA’s	—	—
RSU’s	592,397	—
Total	35,369,086	25,796,690

	Three and Nine Months Ended September 30, 2022
	Class A	Class B
Exchangeable Alclear Units	40,040,483	26,705,315
RSA’s	313,689	—
RSU’s	3,169,222	—
Total	43,523,394	26,705,315

For both the three and nine months ended September 30, 2023, the Company has excluded 5,148,480 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.

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

The Company reported a tax expense of $754 on a pretax income of $27,617 for the three months ended September 30, 2023 as compared to a tax benefit of $536 on a pretax loss of $66,095 for the three months ended September 30, 2022. This resulted in an effective tax rate of 2.7% for the three months ended September 30, 2023 as compared to 0.8% percent for the three months ended September 30, 2022. The Company reported a tax expense of $846 on a pretax income of $27,470 for the nine months ended September 30, 2023, as compared to a tax benefit of $381 on a pretax loss of $97,057 for the nine months ended September 30, 2022. This resulted in an effective tax rate of 3.1% for the nine months ended September 30, 2023 as compared to 0.4% for the nine months ended September 30, 2022. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) movement in valuation allowance, (3) foreign taxes, and (4) the impact of U.S. federal and state taxes in excess of applicable tax attributes (e.g., net operating losses and general business tax credits). The Company paid $411 and $960 in estimated income taxes for the three and nine months ended September 30, 2023, respectively.
The Company did not have significant unrecognized tax benefits and interest and penalties as of September 30, 2023. The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2019 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2017 and forward.

Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. The Company does not currently expect this provision to have a material impact on the consolidated financial statements for the three and nine months ended September 30, 2023. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the nine months ended September 30, 2023, the Company repurchased 2,325,195 shares of its Class A Common Stock. However, there was no excise tax as of September 30, 2023 because the stock issuances were in excess of repurchases.
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

As of September 30, 2023, the Company issued 10,928,652 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 14 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of September 30, 2023, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, as of September 30, 2023, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability that, if recorded, would be approximately $74,560.

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

For the nine months ended September 30, 2023, Alclear paid tax distributions totaling $13,255 to holders of Alclear Units other than the Company. For the nine months ended September 30, 2023, Alclear recorded a liability of $13,718 related to tax distributions to holders of Alclear Units other than CLEAR.

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
Commitments other than leases
The Company is subject to minimum spend commitments of $240 over the next two years under certain service arrangements.
The Company has commitments for future marketing expenditures to sports stadiums of $8,871 through 2026. For the three months ended September 30, 2023 and 2022, marketing expenses related to sports stadiums were $1,310 and $1,318, respectively. For the nine months ended September 30, 2023 and 2022 marketing expenses related to sports stadiums were $3,970 and $3,298 respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of September 30, 2023:

2023	$5,948
2024	15,628
2025	10,308
2026	3,078
2027	2,294
Thereafter	1,707
Total	$38,963
19. Related Party Transactions
As of September 30, 2023, and December 31, 2022, the Company had total payables to certain related parties of $4,262 and $2,836, respectively.
In connection with certain related parties, for the three months ended September 30, 2023 and 2022, the Company recorded $3,523 and $2,195, respectively, in cost of revenue share fee within the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recorded expense of $9,188 and $5,780, respectively, within the condensed consolidated statements of operations.
Refer to Note 17 for information regarding the TRA liability. Refer to Note 13 regarding transactions between certain related parties with regards to warrants.
20. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended September 30, 2023 and 2022, the Company recorded expense of $422 and $161, respectively, within the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recorded expense of $1,817 and $1,146, respectively, within the condensed consolidated statements of operations.
21. Debt
In March 2020, the Company entered into a credit agreement (as amended, restated or otherwise modified, the “Credit Agreement”) for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The revolving credit facility has not been drawn against as of September 30, 2023. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.

The Company incurred $396 of debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. As of September 30, 2023, the balance of these loan fees was $487.
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

As of September 30, 2023, the Company had a remaining borrowing capacity of $74,000, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of September 30, 2023, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
22. Subsequent Events

On November 8, 2023, the Company announced that its Board declared a quarterly dividend of $0.09 per share, payable on November 22, 2023 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on November 16, 2023. In addition, the Board declared a special cash dividend of $0.55 per share, payable on November 22, 2023 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on November 16, 2023. To the extent the quarterly or special dividend exceeds the Company's current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

On November 8, 2023, the Company announced that its Board authorized a $100 million increase to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization on such date of approximately $128 million. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.

In October 2023, the Company streamlined the organization by removing layers across its engineering, product, and certain corporate functions. The Company estimates that it will incur approximately $2.2 million of non-recurring cash severance expenses and other termination benefits in the fourth quarter of 2023.

During the fourth quarter of 2023, the Company used $10.5 million to repurchase and retire 625,000 shares of Class A Common Stock at an average price of $16.77.

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
Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K and Part II - Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2023. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the period ended June 30, 2023, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Overview

CLEAR is an identity company obsessed with the customer experience. We make everyday experiences frictionless by connecting your identity to the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering friction-free experiences in airports for over a decade, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are looking forward to becoming an authorized TSA PreCheck® enrollment provider to help bring TSA PreCheck® enrollment to more people in more places. Once CLEAR successfully meets all TSA requirements to become an enrollment provider and completes a trial period, CLEAR will be approved to begin offering TSA PreCheck® enrollment services to the public at select locations using CLEAR pods. We are working collaboratively with our partners at TSA as we continue to hit key operational milestones in the soft launch trial period and are progressing towards public launch, which we expect this year. Our business to business offering, CLEAR Verified (formerly Powered by CLEAR), extends our identity platform to partners so they can deliver the same friction-free experiences to their customers leveraging software development kits and application programming interfaces. CLEAR Verified offers solutions to partners such as identity verification, virtual queuing, and credential validation (e.g., age validation and health attributes, among others). Our flagship CLEAR app offers free to consumer products like Home-to-Gate, Health Pass, and RESERVE powered by CLEAR, our virtual queuing technology that enables customers to manage lines.

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

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, varies depending upon a number of factors, including the timing of exchanges by or purchases from the Alclear Members, the price of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest. During the nine months ended September 30, 2023, the Company recognized certain exchanges. As of September 30, 2023, the Company did not record a TRA liability as a result of these exchanges.

Non-GAAP Financial Measures

In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, Free Cash Flow, Adjusted Net Income and Adjusted Net Income per Common Share, Basic and Diluted as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), net cash provided by (used in) operating activities or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our Non-GAAP financial measures are expressed in thousands.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for income taxes, interest (income) expense net, depreciation and amortization, impairment and losses on asset disposals, equity-based compensation expense, mark to market of warrant liabilities, net other income (expense) excluding sublease rental income, acquisition-related costs and changes in fair value of contingent consideration. Adjusted EBITDA is an important financial measure used by management and our board of directors (“Board”) to evaluate business performance. During the third quarter of fiscal year 2022, we revised our definition of Adjusted EBITDA (Loss) to exclude sublease rental income from our other income (expense) adjustment. During the fourth quarter of fiscal year 2022, we revised our definition of Adjusted EBITDA to include impairment on assets as a separate component. We did not revise prior years' Adjusted EBITDA because there was no impact of a similar nature in the prior period that affects comparability. Adjusted EBITDA margin is adjusted EBITDA, divided by total revenues.

Adjusted Net Income

We define Adjusted Net Income as net income (loss) attributable to Clear Secure, Inc. adjusted for the net income (loss) attributable to non-controlling interests, equity-based compensation expense, amortization of acquired intangible assets, acquisition-related costs, changes in fair value of contingent consideration and the income tax effect of these adjustments. Adjusted Net Income is used in the calculation of Adjusted Net Income per Common Share as defined below.

Adjusted Net Income per Common Share

We compute Adjusted Net Income per Common Share, Basic as Adjusted Net Income divided by Adjusted Weighted-Average Shares Outstanding for our Class A Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock assuming the exchange of all vested and outstanding common units in Alclear at the end of each period presented. We do not present Adjusted Net Income per Common Share for shares of our Class B Common Stock although they are participating securities based on the assumed conversion of those shares to our Class A Common Stock. We do not present Adjusted Net Income per Common Share on a dilutive basis for periods where we have Adjusted Net Income since we do not assume the conversion of any potentially dilutive equity instruments as the result would be anti-dilutive. In periods where we have Adjusted Net Income, the Company also calculates Adjusted Net Income per Common Share, Diluted based on the effect of potentially dilutive equity instruments for the periods presented using the treasury stock/if-converted method, as applicable.

Adjusted Net Income and Adjusted Net Income per Common Share exclude, to the extent applicable, the tax effected impact of non-cash expenses and other items that are not directly related to our core operations. These items are excluded because they are connected to the Company’s long term growth plan and not intended to increase short term revenue in a specific period. Further, to the extent that other companies use similar methods in calculating non-GAAP measures, the provision of supplemental non-GAAP information can allow for a comparison of the Company’s relative performance against other companies that also report non-GAAP operating results.

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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income (Loss) to Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$26,863	$(65,559)	$26,624	$(96,676)
Income tax expense (benefit)	754	(536)	846	(381)
Interest (income) expense, net	(7,677)	(1,636)	(21,463)	(1,830)
Other (income) expense, net	(217)	2,031	(444)	1,834
Depreciation and amortization	5,260	4,531	15,416	13,243
Impairment on assets	—	—	3,707	—
Equity-based compensation expense	4,165	73,052	35,102	98,488
Acquisition-related costs	457	—	457	—
Adjusted EBITDA	$29,605	$11,883	$60,245	$14,678

Revenue	$160,387	$115,919	$442,614	$309,181
Net income (loss) Margin	17%	(57)%	6%	(31)%
Adjusted EBITDA Margin	18%	10%	14%	5%

Reconciliation of Net Income (Loss) to Adjusted Net Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss) attributable to Clear Secure, Inc.	$15,346	$(36,764)	$14,133	$(54,246)
Reallocation of net income (loss) attributable to non-controlling interests	11,517	(28,795)	12,491	(42,430)
Net income (loss)	26,863	(65,559)	26,624	(96,676)
Equity-based compensation expense	4,165	73,052	35,102	98,488
Amortization of acquired intangibles	790	790	2,370	2,370
Acquisition-related costs	457	—	457	—
Income tax effect	(806)	(203)	(1,456)	(608)
Adjusted Net Income	$31,469	$8,080	$63,097	$3,574

Calculation of Adjusted Weighted-Average Shares Outstanding Basic and Diluted

	Three Months Ended
	September 30, 2023	September 30, 2022
Weighted-average number of shares outstanding, basic for Class A Common Stock	89,189,192	82,426,486
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	907,234	1,022,669
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	35,733,766	40,017,569
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,796,690	26,506,830
Assumed weighted-average conversion of vested and outstanding warrants	—	194,108
Adjusted Weighted-Average Number of Shares Outstanding, Basic	151,626,882	150,167,662
Weighted-average impact of unvested RSAs	9,489	482,379
Weighted-average impact of unvested RSUs	769,874	450,637
Total incremental shares	779,363	933,016
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	152,406,245	151,100,678

	Nine Months Ended
	September 30, 2023	September 30, 2022
Weighted-average number of shares outstanding, basic for Class A Common Stock	89,436,795	79,238,069
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	907,234	1,035,641
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	36,255,012	41,955,653
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,796,690	26,638,459
Assumed weighted-average conversion of vested and outstanding warrants	—	183,839
Adjusted Weighted-Average Number of Shares Outstanding, Basic	152,395,731	149,051,661
Weighted-average impact of unvested RSAs	50,372	1,061,772
Weighted-average impact of unvested RSUs	1,015,995	564,926
Total incremental shares	1,066,367	1,626,698
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	153,462,098	150,678,359

Calculation of Adjusted Net Income Per Common Share, Basic

	Three Months Ended
	September 30, 2023	September 30, 2022
Adjusted Net Income in thousands	$31,469	$8,080
Adjusted Weighted-Average Number of Shares Outstanding, Basic	151,626,882	150,167,662
Adjusted Net Income per Common Share, Basic	$0.21	$0.05

	Nine Months Ended
	September 30, 2023	September 30, 2022
Adjusted Net Income in thousands	$63,097	$3,574
Adjusted Weighted-Average Number of Shares Outstanding, Basic	152,395,731	149,051,661
Adjusted Net Income per Common Share, Basic	$0.41	$0.02

Calculation of Adjusted Net Income per Common Share, Diluted

	Three Months Ended
	September 30, 2023	September 30, 2022
Adjusted Net Income in thousands	$31,469	$8,080
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	152,406,245	151,100,678
Adjusted Net Income per Common Share, Diluted:	$0.21	$0.05

	Nine Months Ended
	September 30, 2023	September 30, 2022
Adjusted Net Income in thousands	$63,097	$3,574
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	153,462,098	150,678,359
Adjusted Net Income per Common Share, Diluted:	$0.41	$0.02

Summary of Adjusted Net Income per Common Share:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Adjusted Net Income per Common Share, Basic	$0.21	$0.05	$0.41	$0.02
Adjusted Net Income per Common Share, Diluted	$0.21	$0.05	$0.41	$0.02

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net cash (used in) provided by operating activities	$(4,859)	$50,923	$130,902	$75,855
Purchases of property and equipment	(4,035)	(9,681)	(21,825)	(15,214)
Free Cash Flow	$(8,894)	$41,242	$109,077	$60,641
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

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Total Bookings (in millions)	$191.7	$145.7	$46.0	32%	$516.5	$376.4	$140.1	37%
Total Bookings increased by $46.0 million, or 32%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by new member enrollments and strong retention of existing members. Approximately 30% of paying CLEAR Plus members were on a family plan as of September 30, 2023 and 2022.
Total Bookings increased by $140.1 million, or 37%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by new member enrollments and strong retention of existing members. Approximately 30% of paying CLEAR Plus members were on a family plan as of September 30, 2023 and 2022, respectively.
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

	As of
	September 30, 2023	September 30, 2022	Change	% Change
Total Cumulative Enrollments (in thousands)	18,594	14,236	4,358	31%
Total Cumulative Enrollments were 18,594 as of September 30, 2023 and 14,236 as of September 30, 2022, which represented a 31% increase. The year over year increase was driven by growth in CLEAR Plus enrollments, as well as increased contributions from CLEAR Verified.
Total Cumulative Platform Uses
We define Total Cumulative Platform Uses as the number of individual engagements across CLEAR use cases, including CLEAR Plus, our flagship app and CLEAR Verified, since inception as of the end of the period. Management views this metric as an important tool to analyze the level of engagement of our member base which can be a leading indicator of future growth, retention and revenue.

	As of
	September 30, 2023	September 30, 2022	Change	% Change
Total Cumulative Platform Uses (in thousands)	167,417	117,620	49,797	42%
Total Cumulative Platform Uses was 167,417 as of September 30, 2023 and 117,620 as of September 30, 2022, which represented a 42% increase, driven primarily by the continued strength in air travel leading to increases in CLEAR Plus Verifications.

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

	As of
	September 30, 2023	September 30, 2022	% Change
Annual CLEAR Plus Net Member Retention	88.5%	92.2%	(3.7%)
Annual CLEAR Plus Net Member Retention was 88.5% as of September 30, 2023 and 92.2% as of September 30, 2022, a year-over year decrease of 370 basis points. The decline was driven by a normalization of winbacks and cancellation activity to pre-pandemic levels.
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

	As of
	September 30, 2023	September 30, 2022	% Change
Active Clear Plus Members	6,374	4,855	31%
Active CLEAR Plus Members was 6,374 as of September 30, 2023 and 4,855 as of September 30, 2022, which represented a 31% increase, driven by new members added through airport, partner and organic channels in existing and new airports.

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

	As of
	September 30, 2023	September 30, 2022	% Change
Annual CLEAR Plus Member Usage	8.5x	8.6x	(1%)

Annual Usage was 8.5x as of September 30, 2023 and 8.6x as of September 30, 2022, which represented a 1% decrease.
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
Comparison of the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change
Revenue	$160.4	$115.9	$44.5	38%
Operating expenses:
Cost of revenue share fee	22.9	14.7	8.1	55%
Cost of direct salaries and benefits	35.3	26.9	8.4	31%
Research and development	11.8	16.5	(4.7)	(29)%
Sales and marketing	9.7	10.5	(0.8)	(8)%
General and administrative	56.1	108.4	(52.3)	(48)%
Depreciation and amortization	5.3	4.5	0.8	17%
Operating income (loss)	19.3	(65.7)	84.9	129%
Other income (expense)
Interest income (expense), net	7.7	1.6	6.0	N/A
Other income (expense), net	0.7	(2.0)	2.7	N/A
Income (loss) before tax	27.6	(66.1)	93.7	142%
Income tax benefit (expense)	(0.8)	0.5	(1.3)	N/A
Net income (loss)	$26.9	$(65.5)	$92.4	141%

	Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change
Revenue	$442.6	$309.2	$133.4	43%
Operating expenses:
Cost of revenue share fee	63.7	39.2	24.5	63%
Cost of direct salaries and benefits	102.7	75.2	27.5	37%
Research and development	56.0	46.4	9.6	21%
Sales and marketing	30.0	29.7	0.3	1%
General and administrative	170.3	202.5	(32.2)	(16)%
Depreciation and amortization	15.4	13.3	2.1	16%
Operating income (loss)	4.4	(97.1)	101.5	105%
Other income (expense)
Interest income (expense), net	21.5	1.8	19.7	N/A
Other income (expense), net	1.6	(1.8)	3.4	N/A
Income (loss) before tax	27.5	(97.1)	124.6	128%
Income tax benefit (expense)	(0.8)	0.4	(1.2)	N/A
Net income (loss)	$26.6	$(96.7)	$123.3	128%

Below is a summary of the components of the Company’s total equity-based compensation expense:

	Three Months Ended September 30, 2023 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$57	$—	$—	$172	$229
Research and development(1)	456	—	—	(4,040)	(3,584)
Sales and marketing	27	—	—	408	435
General and administrative(2)	(105)	—	3,716	3,474	7,085
Total equity-based compensation	$435	$—	$3,716	$14	$4,165
(1) Includes $7.7 million employee equity-based compensation forfeitures within research and development employee equity-based awards for the three and nine months ended September 30, 2023.
(2) Includes $0.4 million employee equity-based compensation forfeitures within general and administrative pre-IPO employee performance awards and employee equity-based awards for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2022 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$—	$—	$—	$21	$21
Research and development	—	—	—	3,926	3,926
Sales and marketing	—	—	—	41	41
General and administrative	—	58,820	6,629	3,615	69,064
Total equity-based compensation	$—	$58,820	$6,629	$7,603	$73,052

	Nine Months Ended September 30, 2023 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$114	$—	$—	$331	$445
Research and development(1)	1,251	—	—	5,562	6,813
Sales and marketing	(107)	—	—	572	465
General and administrative(2)	198	623	16,759	9,799	27,379
Total equity-based compensation	$1,456	$623	$16,759	$16,264	$35,102
(1) Includes $7.7 million employee equity-based compensation forfeitures within research and development employee equity-based awards for the three and nine months ended September 30, 2023.
(2) Includes $0.4 million employee equity-based compensation forfeitures within general and administrative pre-IPO employee performance awards and employee equity-based awards for the three and nine months ended September 30, 2023.

	Nine Months Ended September 30, 2022 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$—	$—	$—	$158	$158
Research and development	—	—	—	10,358	10,358
Sales and marketing	—	—	—	189	189
General and administrative	—	58,942	19,672	9,169	87,783
Total equity-based compensation	$—	$58,942	$19,672	$19,874	$98,488
Information about our operating results for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 is set forth below:

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Revenue	$160.4	$115.9	$44.5	38%	$442.6	$309.2	$133.4	43%

Revenue increased by $44.5 million, or 38%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was primarily due to an increase in the number of CLEAR Plus members. Approximately 30% of paying CLEAR Plus members were on a family plan as of September 30, 2023 and 2022.

Revenue increased by $133.4 million, or 43%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was primarily due to an increase in the number of CLEAR Plus members. Approximately 30% of paying CLEAR Plus members were on a family plan as of September 30, 2023 and 2022.
Cost of revenue share fee

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Cost of revenue share fee	$22.9	$14.7	$8.1	55%	$63.7	$39.2	$24.5	62%
Cost of revenue share fee increased by $8.1 million, or 55%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was driven primarily by an increase of $2.0 million, or a 43% increase, in fixed airport fees and $6.1 million, or a 61% increase, in per member fees. COVID-related concessions reduced cost of revenue share fee by $1.1 million and $2.3 million in the three months ended September 30, 2023 and 2022.

Cost of revenue share fee increased by $24.5 million, or 62%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was driven primarily by an increase of $6.9 million, or a 62% increase, in fixed airport fees and $17.6 million, or a 63% increase, in per member fees. COVID-related concessions reduced cost of revenue share fee by $2.0 million and $4.1 million in the three months ended September 30, 2023 and 2022.
Cost of direct salaries and benefits

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Cost of direct salaries and benefits	$35.3	$26.9	$8.4	31%	$102.7	$75.2	$27.5	37%
Cost of direct salaries and benefits expenses increased by $8.4 million, or 31%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was primarily due to increased employee compensation costs of $8.0 million caused by new airport openings and expansions and increased travel volumes leading to higher staffing needs.
Cost of direct salaries and benefits expenses increased by $27.5 million, or 37%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was primarily due to increased employee compensation costs of $26.5 million caused by new airport openings and expansions and increased travel volumes leading to higher staffing needs.

Research and development

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Research and development	$11.8	$16.5	$(4.7)	(29)%	$56.0	$46.4	$9.7	21%
Research and development expenses decreased by $4.7 million, or 29%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was primarily due to a decrease of $5.9 million of employee compensation costs, inclusive of $7.7 million employee equity-based compensation forfeitures in the three months ended September, 30, 2023, partially offset by an increase of $1.4 million related to higher allocated overhead costs.
Research and development expenses increased by $9.7 million, or 21%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was primarily due to an increase of $4.1 million related to higher allocated overhead costs, $3.0 million of employee compensation costs, inclusive of $7.7 million employee equity-based compensation forfeitures in the nine months ended September, 30, 2023, $1.4 million related to professional fees, and $1.2 million related to a non-cash impairment of certain assets.

Sales and marketing

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Sales and marketing	$9.7	$10.5	$(0.8)	(8)%	$30.0	$29.7	$0.3	1%
Sales and marketing expenses decreased by $0.8 million, or 8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was driven primarily by decreased ambassador commissions of $2.2 million offset by higher overhead costs of $1.4 million.
Sales and marketing expenses increased by $0.3 million, or 1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was driven primarily by a $1.1 million increase in employee compensation costs, $0.6 million related to higher allocated overhead costs, a $0.5 million increase in discretionary marketing expense and a $0.4 million of increased professional fees, partially offset by a $2.0 million decrease in ambassador commission expense.
General and administrative

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
General and administrative	$56.1	$108.4	$(52.3)	(48)%	$170.3	$202.5	$(32.2)	(16)%
General and administrative expenses decreased by $52.3 million, or 48%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was primarily driven by a $58.8 million charge on United Airlines warrants during the third quarter of 2022 and a $3.5 million decrease related to employee compensation costs, partially offset by $3.4 million increase in professional fees, $2.1 million of higher credit card fees due to higher bookings, $2.1 million of higher technology costs, and $1.5 million of higher allocated overhead costs.
General and administrative expenses increased by $32.2 million, or 16%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was primarily driven by a $58.8 million charge on United Airlines warrants during the third quarter of 2022, partially offset by an increase of $6.1 million in allocated overhead costs, $6.1 million of higher credit card fees due to higher bookings, $5.1 million of higher technology costs and $5.0 million of increased professional fees.

Other income (expense)

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Interest Income, net	$7.7	$1.6	$6.0	369%	$21.5	$1.8	$19.7	1092%

Interest income, net increased by $6.0 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily driven by higher interest rates and higher average marketable securities and cash and cash equivalents balances.

Interest income, net increased by $19.7 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily driven by higher interest rates and higher average marketable securities and cash and cash equivalents balances.

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Other income	$0.7	$(2.0)	$2.7	133%	$1.6	$(1.8)	$3.4	189%
Other expense	$—	$—	$—	N/A	$—	$—	$—	N/A
Other income (expense), net	$0.7	$(2.0)	$2.7	36%	$1.6	$(1.8)	$3.4	N/A

Other income (expense), net increased by $2.7 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was primarily due to higher sublease income.
Other income (expense), net increased by $3.4 million,for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was primarily due to higher sublease income.

Income tax benefit (expense)

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Income tax benefit (expense)	$(0.8)	$0.5	$(1.3)	(241)%	$(0.8)	$0.4	$(1.2)	(241)%

Income tax expense increased by $1.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).

Income tax expense increased by $1.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of September 30, 2023, we had cash and cash equivalents of $63.5 million and marketable securities of $673.0 million.

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
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the nine months ended September 30, 2023, the Company repurchased 2,325,195 shares for $45.1 million. The repurchased shares were retired. As of September 30, 2023, $39.0 million remains available under the repurchase authorization. On November 8, 2023, the Company announced that its Board authorized a $100 million increase to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization on such date of approximately $128 million.

On May 9, 2023, the Company announced that a special committee of its Board declared a special cash dividend in the amount of $0.20 per share payable on May 25, 2023 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on May 18, 2023. The Company funded the payment of the special cash dividend from its pro rata share of tax distributions made by Alclear. Tax distributions are required under Alclear’s Operating Agreement. Such tax distributions were made at the highest tax rate applicable to individuals. Due mainly to the Company’s utilization of certain tax attributes and the lower tax rate on corporations, the Company received cash from tax distributions in excess of what was required to fund its tax liabilities and obligations under its Tax Receivable Agreement. The excess cash received by the Company was used to fund the cash dividend. Any future dividends will be at the discretion of, and subject to the approval of, the Board.

On August 2, 2023, the Company announced that our Board adopted a dividend policy (the "Dividend Policy") of paying a quarterly cash dividend to holders of Class A Common Stock and Class B Common Stock. The amount of such quarterly dividends are subject to approval of the actual amount by the Board at the time of such dividend declaration. The dividends will be funded by proportionate cash distributions by Alclear to all of its members as of the applicable record date, including holders of non-controlling interests in Alclear and the Company. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s results of operations, cash flows, financial position and capital requirements, as well as general business conditions, legal, tax and regulatory restrictions and other factors the Board deems relevant at the time it determines to declare such dividends.

On August 2, 2023, we announced that our Board declared the initial quarterly dividend under the Dividend Policy in the amount of $0.09 per share, payable on August 18, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on August 11, 2023. On November 8, 2023 the Company announced that its Board declared a quarterly dividend of $0.09 per share, payable on November 22, 2023 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on November 16, 2023. In addition, the Board declared a special cash dividend of $0.0.55 per share, payable on November 22, 2023 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on November 16, 2023.

To the extent that any of the dividends discussed above exceed the Company's current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Refer to our risks and uncertainties discussed under the heading "Forward-Looking Statements" and in the 2022 Form 10-K and in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 and elsewhere in this Form 10-Q.

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

As of September 30, 2023, the Company had a remaining borrowing capacity of $74.0 million, net of standby letters of credit, and had no outstanding debt obligations. Additionally, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 21 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the nine months ended September 30, 2023 and September 30, 2022 (in millions):

	Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change
Net cash provided by operating activities	$130.9	$89.1	$41.8
Net cash used in investing activities	(27.4)	(31.9)	4.5
Net cash used in financing activities	(103.9)	(7.8)	(96.1)
Net increase in cash, cash equivalents, and restricted cash	(0.4)	49.4	(49.8)
Cash, cash equivalents, and restricted cash, beginning of year	68.9	309.1	(240.2)
Net exchange differences on cash, cash equivalents, and restricted cash	0.1	(0.1)	0.2
Cash, cash equivalents, and restricted cash, end of period	$68.6	$358.4	$(289.8)
Cash flows from operating activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $130.9 million compared to net cash provided by operating activities of $89.1 million for the nine months ended September 30, 2022, an increase of $41.8 million primarily due to year-over-year decrease in working capital changes of $15.3 million, a decrease in non-cash adjustments to net income of $66.1 million, and an increase of net income of $123.3 million.

Cash flows from investing activities

For the nine months ended September 30, 2023 net cash used in investing activities was $27.4 compared to net cash used in investing activities of $31.9 for the nine months ended September 30, 2022, an increase of $4.5 million. The change was primarily due to an increase in the net purchases and sales of marketable securities of $12.8 million and a decrease in capital expenditures of $1.5 million offset by a purchase of a strategic investment of $6.0 million and cash consideration paid as part of business combination of $3.8 million.

Cash flows from financing activities
For the nine months ended September 30, 2023, net cash used in financing activities was $103.9 million compared to net cash from financing activities of $7.8 million for the nine months ended September 30, 2022, an increase of $96.1 million. The change was due to an increase in the amounts used to repurchase Class A Common Stock of $51.2 million, payments of dividends and distributions of $28.8 million, tax distribution to members of $13.9 million, and payment of taxes on net settled stock based awards of $2.3 million.

Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of September 30, 2023, we had future minimum payments of $211.4 million, with $15.0 million due within twelve months.
We have and continue to enter into agreements with airports for access to floor and office space. As of September 30, 2023, we had future minimum payments of $39.0 million.
We have commitments for future marketing expenditures to sports stadiums of $8.9 million as of September 30, 2023.

We are subject to certain minimum spend commitments of approximately $0.2 million over the next two years under service arrangements.
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

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of September 30, 2023, the Company did not record a liability from the TRA.
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
Interest Rate Risk

We had cash and cash equivalents of $63.5 million as of September 30, 2023. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of September 30, 2023, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $673.0 million as of September 30, 2023. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $3.7 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and nine months ended September 30, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended September 30, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2023 the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2023 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2023, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 3,514,275 shares of Class A Common Stock.
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

Issuer Purchases of Equity Securities
Below is a summary of the repurchases during the three months ended September 30, 2023 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2023 - July 31, 2023	—	$—	—	$50
August 1, 2023 - August 31, 2023	130,000	$23.06	130,000	$47
September 1, 2023 - September 30, 2023	380,000	$21.13	380,000	$39
Total	510,000	$21.62	510,000
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
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Number of Shares to be Sold under the Plan
Rick Patterson	Chief Information Security Officer	August 11, 2023	November 14, 2024	23,500
Dennis Liu	Chief Accounting Officer	September 5, 2023	December 6, 2024	4,500

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 8, 2023.

Date:	November 8, 2023	By:	/s/ Caryn Seidman-Becker
Caryn Seidman-Becker
Chairman and Chief Executive Officer

Date:	November 8, 2023	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer