Form 10-K
period 2023-12-31
Clear Secure, Inc.
filed 2024-02-28
CIK 1856314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☒ No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                 ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was 2,050,784,045 based on the closing sale price as reported on the New York Stock Exchange. The registrant had the following outstanding shares of common stock as of February 23, 2024:

Class A Common Stock par value $0.00001 per share	93,313,393
Class B Common Stock par value $0.00001 per share	907,234
Class C Common Stock par value $0.00001 per share	30,609,111
Class D Common Stock par value $0.00001 per share	25,796,690

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement (the “2024 Proxy Statement”) for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I
ITEM 1. BUSINESS
Overview
Clear Secure, Inc. (the “Company” or “CLEAR”) is an identity company making experiences safer and easier digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, friction-free experiences in airports for over 14 years, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR–offering consumers increased choice in how and where to sign up for this popular trusted traveler program. Our free flagship CLEAR app offers consumer products like Home-to-Gate, which includes RESERVE Powered by CLEAR, our virtual queuing technology that enables customers to prebook a spot in the airport security line so they don’t have to wait. CLEAR Verified, our business to business ("B2B") offering, enables our partners to leverage our digital identity technology and reusable member network to facilitate secure and frictionless experiences digitally and physically via our software development kits ("SDKs") and application programming interfaces ("APIs").
Our Business
Since 2010 we have been expanding our network, investing in our technology platform, strengthening our operations and developing our team members to consistently deliver increased value to Members and partners, resulting in the growth and trust of the CLEAR brand.
We have built an extensive physical footprint with a nationwide network of airports, stadiums and partners to offer Members frictionless, trusted experiences as they move and transact throughout the day in both physical and digital environments. As of December 31, 2023, our expansive network of partners and use cases provide our Members with access to 147 CLEAR Plus Lanes across 56 airports nationwide, 19 sports and entertainment partners with priority Lanes, 20 airports globally with RESERVE Powered by CLEAR virtual queuing Lanes and a growing list of B2B CLEAR Verified partners. The continued expansion of our capabilities enable our partners to integrate CLEAR Verified solutions and give our Members new places and new ways to use CLEAR.

Today, our owned and operated business CLEAR Plus (our consumer aviation subscription service) is the largest user of our platform, followed by our CLEAR Verified partners. We have enabled approximately 181 million Total Cumulative Platform Uses across our network of airport, sports and CLEAR Verified partners as of December 31, 2023. Our approximately 3,700 hospitality and security focused part-time and full-time Ambassadors and field managers on the ground bring our technology to life in airports and work to deliver exceptional Member experiences every day.

At CLEAR, we are obsessed with the Member experience. Our network, technology platform, operational expertise and Ambassadors have helped us build a trusted brand and a passionate Member base. Our Members know when they see the CLEAR brand to expect a frictionless, predictable and trusted experience. Similarly, our partners trust CLEAR to enable them to deliver the same frictionless and secure experiences to their own customers.

Our business model is powered by network effects and characterized by efficient Member acquisition and high Member retention rates. Our largest CLEAR Plus Member acquisition channel is in-airport (representing 65%, 66% and 58% of Member acquisitions for the years ended December 31, 2023, 2022 and 2021, respectively), where our prominent branding and expansive physical footprint allow prospective Members to engage with CLEAR’s brand, Ambassadors and technology firsthand. Our passionate Member base further drives word-of-mouth marketing and high annual Member retention rates. As we add partners, products and locations, our platform becomes more valuable to our Members. In turn, as we grow Membership, our platform is more valuable to our existing and prospective partners. This is evidenced by our approximately 16 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus Members who joined during 2023. For our definitions of “Lifetime Value” and “Customer Acquisition Cost” and information about how we calculate these metrics, see “—Our Member Acquisition and Retention Strategy.” In addition, while we continue to invest in the platform we also are committed to returning capital to shareholders. In 2023, we returned approximately $209 million to shareholders through share repurchases, regular and special dividends.

Our Reach

The CLEAR Network

We have built an extensive physical footprint with an expansive network of use cases including airports, stadiums and partners to offer Members frictionless, trusted experiences as they move and transact throughout the day in physical environments. As of December 31, 2023, Members can access our nationwide network of 56 airports covering 147 Lanes, 19 sports and entertainment partners with priority Lanes, and 20 global airports with RESERVE Powered by CLEAR virtual queuing lanes. In CLEAR airport or arena locations, we have designated entry Lanes for CLEAR Members with owned or leased hardware. These locations are staffed by our team of approximately 3,700 part-time and full-time hospitality and security focused Ambassadors and field managers. Our Ambassadors deliver the frictionless CLEAR experience every day to our partners and Members. Our Ambassadors facilitate a predictable and smooth CLEAR experience for existing Members, enroll new Members, and help bring our platform to life.

Our Members can also use CLEAR nationwide across our CLEAR Verified footprint. These use cases include a growing list of B2B partners across travel, financial services, and healthcare locations. CLEAR Members can use our CLEAR Verified digital solution for a more frictionless experience at physical partner locations such as doctors’ offices, car rentals or hotels. Members can also use CLEAR to confirm their identity or credentials in digital marketplaces – such as by verifying their account on LinkedIn – or in financial services – by using our KYC solution.

Powerful Network Effects

Our platform is multi-faceted and a powerful network of networks. We started in airports and witnessed accelerating Member growth in both new markets and existing markets as our network expanded. Our largest CLEAR Plus Member acquisition channel continues to be our in-airport channel. As we launched new use cases in existing markets, we saw accelerated growth and improved retention. The ability to use CLEAR in more locations and in more ways increases our utility to our Members. The larger our Member base becomes, the more valuable our platform becomes to our current and prospective partners who utilize our platform to better realize their business objectives. As a result, our growth strategy is focused on simultaneously growing our CLEAR Members while continuing to add valuable partners to our network and expanding the functionality and availability of our platform.

Our Member base includes paying Members and platform Members. Paying Members subscribe to our CLEAR Plus consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry Lanes in airport security checkpoints across the nation as well as access to our broader network. Our business model is powered by network effects and characterized by efficient Member acquisition and high retention rates. Our passionate Member base further drives viral, word-of-mouth marketing and high annual retention rates.

Platform Members include Members who enrolled through our mobile app, our partners’ customers who have enrolled through our CLEAR Verified solutions, and formerly paying CLEAR Plus Members. Platform Members can use CLEAR anywhere in our network outside of our CLEAR Plus service. Platform Members use CLEAR for free while our partners pay to use our technology solutions. Typically, new platform Members are driven to enroll by one of our partners who integrate with CLEAR to enable frictionless experiences for their customers. Platform Members also may enroll directly with CLEAR to access our expanding portfolio of use cases, including Home to Gate (end-to-end frictionless travel journeys), venue access and RESERVE Powered by CLEAR (virtual queuing).

While contract structure may vary by use case, CLEAR Verified partnerships are typically multi-year, recurring contracts that drive revenue primarily through transaction fees charged either per use or per user over a predefined time period, which sometimes includes tiered pricing. In addition, they may also include one-time implementation fees, licensing fees or incremental transaction fees. Revenues from our partners, and the percentage of our total revenue from these partners, have historically been immaterial. Although platform Members may not contribute directly to our revenues, they are valuable to our platform as they indirectly contribute revenues and drive new partners to CLEAR.

We believe there is a significant opportunity to expand our reach. We expect to expand CLEAR Plus through airport network expansion, increased market penetration in existing markets, partnerships, and new products and services in the aviation space. Additionally, we have a robust pipeline of new CLEAR Verified partners who increasingly recognize the need to deliver a fast, easy and secure experience to their customers—a true frictionless journey. Our secure identity platform can power a wide range of use cases such as customer check-in, digital identity, account opening/KYC, virtual queuing, licensing and professional credential verification, and age verification. These use cases can be applied across verticals such as aviation and travel, hospitality, live sports and entertainment, healthcare, financial services and e-commerce, among others.

Our Offerings
Secure Identity Platform
Our secure identity platform is a multi-layered infrastructure consisting of both our front-end (including enrollment, verification and linking) and our robust, secure and scalable back-end. To interact with our platform, first time users go through our fast, secure, and easy enrollment process. Once a Member is enrolled, each subsequent use of the platform to verify their identity is only a few simple steps. Our enroll once, verify everywhere approach benefits the entire CLEAR ecosystem by removing friction for Members and increasing conversion for partners.

CLEAR confirms identity on an opt-in basis using document authentication (e.g., driver’s license, passport), best-of-breed biometric capture technology, liveness detection for anti-spoofing, biometric matching, backend identity proofing and other proprietary technologies to link an individual’s identity with their biometrics (e.g., eyes, face and fingerprints). Members can enroll in CLEAR in the manner which is most convenient for them: in-person enrollment Pods in airports, or their own personal mobile device. Our platform is versatile, can be used across different verticals and can be customized for specific applications or use cases. Our architecture is designed to be scalable without compromising Member experience or information security.

We have a deep organizational commitment to preserving our Members’ privacy and ensuring Members have control of their personal information. This commitment has been core to our Member pledge since our founding over 14 years ago. We have a comprehensive information security program and a robust cybersecurity posture that uses industry best practices with administrative, technical and physical safeguards to protect against anticipated threats or hazards to the security, confidentiality or integrity of our platform’s systems and information. Our information security core tenets include the application of encryption at rest and in transit, firewalls, multi-factor authentication, specific role-based access control, physical and personnel security (including training), intrusion detection and data loss prevention. We have a commitment to Members being in control of their own information and never sell member data.

We have been certified at the highest level of security by our government regulators. The Department of Homeland Security (“DHS”) has certified our information security program under their purview at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act).

CLEAR Plus

CLEAR Plus is our consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry Lanes in airport security checkpoints across the nation as well as access to our broader network. With CLEAR Plus, Members use our touchless biometric verification technology to validate their identity and travel credentials. Our team of hospitality and security focused Ambassadors help bring our technology to life by delivering a frictionless journey alongside excellent service. CLEAR Plus currently retails for $189 per year per Member and is billed upfront. We offer free trials in-airport and online and promotional pricing to select partners including Delta Air Lines, United Airlines and Alaska Airlines frequent fliers, as well as a family plan for up to three household members at an additional $99 per year per family member. Through our partnership with American Express, eligible cardmembers receive statement credits for all or a portion of their CLEAR Plus membership. We also offer discounted military and government pricing, and children under 18 can use CLEAR Plus for free with an adult Member.

In 2023 we introduced our NextGen Identity+ standard. We have been collaborating with the Department of Homeland Security on these identity standards since 2020. Building on our multi-factor authentication CLEAR Plus enrollment process, we now source corroborate data directly from the issuing source. This high fidelity identity level was our first step in unlocking CLEAR’s Lane of the Future, which we will begin rolling out to our airports in 2024, switching to face as the primary biometric and promising an even faster, more secure airport experience.

TSA PreCheck® Enrollment Provided by CLEAR

In January 2020, we were selected by TSA as an awardee in the TSA Biometric PreCheck® Expansion Services and Vetting Program. As part of our agreement with TSA, we will leverage our marketing expertise, operational footprint and Ambassador network to handle subscription renewal processing and new enrollments for the TSA PreCheck® program, as well as offer a CLEAR/TSA PreCheck® bundled subscription for customers who are new to both CLEAR Plus and to TSA PreCheck®. We currently offer TSA PreCheck® membership renewals online and complete new enrollments in-person through our physical network.

On February 21, 2024, we launched TSA PreCheck® Enrollment Provided by CLEAR to the public at Newark Liberty International Airport. CLEAR is also currently providing online renewal services, and expects to scale its in-person offering to additional locations in its network of airports on a rolling basis, subject to TSA approval. The TSA PreCheck® Enrollment Provided by CLEAR program represents a new source of revenue and Members. We believe that there is a significant opportunity for us to process TSA PreCheck® membership renewals and that we can add a large number of new TSA PreCheck® subscribers on behalf of TSA. After a new TSA PreCheck® customer is enrolled or renewed, we offer the customer an opportunity to enroll in CLEAR Plus on an opt-in basis. We believe CLEAR Plus and TSA PreCheck® are highly complementary services and this channel is relevant to showcase not only the TSA PreCheck® value proposition, but also the power of the combined products and the extension of a holistic travel journey. The partnership does not extend to performing physical security screening, which continues to be operated by the TSA.

RESERVE Powered by CLEAR

RESERVE Powered by CLEAR is a virtual queuing technology that provides users with the ability to book a dedicated time slot to go through security at the airport, introducing new travelers to the CLEAR brand and extending our aviation footprint nationally and internationally in cities such as Toronto, Berlin, London, and Amsterdam. Typically, our airport partners pay us for the use of our RESERVE technology, which can be accessed through the CLEAR app or web, enabling them to more efficiently operate their lanes and delight their travelers. In 2023 we piloted an additional benefit to our CLEAR Plus Members by offering them access to an international RESERVE lane without a reservation, and we believe there is continued opportunity to deliver value for our paying Members through increased access to international airports.
CLEAR Verified

CLEAR Verified is our B2B offering that extends our secure identity platform to partners to create friction-free experiences for their customers. We have built SDK and API capabilities to enable our partners to quickly and seamlessly integrate directly with our platform. This structure allows us to facilitate safer, faster and more frictionless experiences for our partners’ customers, while enabling our partners to continue to control and manage the direct relationship with their customer under their own brand.

Our CLEAR Verified partners are primarily from verticals where identity is critical such as healthcare, financial services, travel, and digital marketplaces. Our secure identity platform can power a wide range of use cases such as customer check-in, identity verification, account opening/KYC, licensing and professional credential verification, and age verification. As we continue to grow our partners and use cases, we see the increasing need for secure identity verification for partners to achieve business goals and create a more frictionless experience for their customers.
Mobile App
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

•Credentials—Members can access unique experiences by verifying their identity and health attributes.

•Touchless Access—Members enjoy touchless access to select partner services and venues, such as stadiums and arenas.
Our Value Proposition to Members and Partners
For our Members, we have built a consumer-centric user experience that helps create frictionless experiences. We started with their travel journey and are expanding into their daily interactions in the physical and digital worlds. For our partners, we believe our growing Membership base and strong brand help increase adoption and our platform helps increase efficiencies, reduce fraud, and deliver a better experience to their customers and employees.

Why Our Members Love Us
We are obsessed with our Members’ experience and seek to continually enhance the value we deliver to them through our platform as reflected by our strong Member growth. We provide the following key benefits to our Members:
•We are committed to making our Members’ lives safer and easier: We transform manual experiences into seamless end-to-end journeys. Our platform, dedicated team of Ambassadors, and user focused technology helps transform inconvenient and often stressful consumer experiences into effortless journeys. Our goal is for CLEAR to instill a feeling of being cared for, of being seen, and of feeling safe with predictable, secure and seamless experiences.

•We expand how and where our Members can use CLEAR: As of December 31, 2023, Members can access our nationwide network of 56 airports covering 147 Lanes, 19 sports and entertainment partners with priority Lanes, and 20 global airports with RESERVE Powered by CLEAR virtual queuing Lanes. We continue to expand our existing partnerships and seek to establish new partners to enable Members to use our platform in new places and in new ways. Members can use CLEAR in the airport, at venues, on our app, and across verticals such as digital marketplaces, healthcare, financial services, and travel & hospitality.

•We invest in innovation: We are focused on innovating both our product and our platform to improve our Members’ experience, enhance safety and security, and introduce new use cases. For example, to complement our CLEAR Plus airport security checkpoint offering, we developed Home to Gate and RESERVE Powered by CLEAR, and provide TSA PreCheck® Enrollment Provided by CLEAR. We also continue to improve the CLEAR Plus experience and in 2023 began upgrading our CLEAR Plus Members to NextGen Identity+, one of the highest fidelity digital identities which builds on our multi-layered enrollment process with data corroborated directly from the issuing source. This upgrade will facilitate the CLEAR Lane of the Future which will allow Members to verify with their face for an even faster, more seamless airport experience. With CLEAR Verified, we have continued to add new partners and use cases to enhance the CLEAR network, providing more places and ways for Members to use CLEAR. We continue to improve our mobile enrollment experience and have upgraded our APIs and enrollment capacity to support our growth. We intend to accelerate our pace of innovation to add more features and use cases, to ultimately deliver greater value to our Members.

•Our Ambassadors bring CLEAR to life for our Members: Our passionate team of approximately 3,700 part-time and full-time nationwide CLEAR Ambassadors and field managers enhance our Members’ experience and bring our technology to life. They provide on-location high-touch hospitality, sales and marketing support which enables new Members to enroll and existing Members to use our platform with comfort and ease. They also educate our Members about our technology, and our commitment to security and privacy.

•Security and privacy are the foundation of CLEAR: We have been certified at the highest level of security by our government regulators. The DHS has certified our information security program under their purview at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act). Our Members provide us with their personal information on an opt-in basis with the understanding that their information is secure and will never be sold.
Why Our Partners Love Us
Our platform is designed to enable our partners to further their business objectives, better serve their customers’ needs and elevate their customers’ experiences. By transforming the end-to-end consumer journey, we believe CLEAR enables our partners to deliver a better experience for their customers, helps to drive adoption, and reduce operational overhead. We benefit our partners in a variety of ways, including:
•We are a committed partner for innovation: Our easily integrated solutions help our CLEAR Verified partners deliver safer, faster and easier experiences to their customers, who have increasingly high expectations for seamless end-to-end journeys. We provide flexibility for them to do so within their own branded solutions through our SDK and API integrations or directly with CLEAR.

•We have a large, highly engaged and growing CLEAR Member base: We have over 20 million CLEAR Members, many of whom are frequent travelers and active consumers. Many of our Members are also core customers of our partners. Other Members can opt-in to a relationship with our partners. As our embedded base of Members grows, our partners will benefit from our reach by accelerated adoption rates and economies of scale.

•Our brand is trusted: We have built a trusted consumer brand with passionate Members. We believe our recognized and trusted brand, which is known for exceptional Member experiences, security, and innovation, gives our partners confidence that we will enhance and elevate their own customers’ experience.

•Security is paramount: Security is our core competency. We have a deep organizational commitment to securing data and protecting Member privacy and a robust cyber-security posture. Data protection, privacy, and identity are complex and our partners rely on us to fulfill this requirement on their behalf. Many of our partners are subject to complex regulatory requirements, and they rely on CLEAR to help them fulfill those requirements in the most seamless way for their customers. Our NextGen Identity+ standard is just one example of our continuing commitment to leading in secure identity.

•We significantly benefit the airport communities in which we operate: CLEAR becomes ingrained in the fabric of the local communities where we operate through the engagement of our Members, and we believe we make a significant positive economic contribution. CLEAR is a force-multiplier for our airport partners, enhancing customer service for all passengers through assistance in wayfinding, greeting passengers and assisting in the event of emergency situations. CLEAR creates job opportunities where we invest in the learning and development of our local employees and seek to develop partnerships which are mutually beneficial for us, our partners and the community.

•We operate our own direct-to-consumer offering, creating strong alignment with our aviation partners: We have over 14 years of experience operating CLEAR Plus, our owned and operated consumer subscription service. As we invest in our platform to enhance the CLEAR Plus Member experience, our aviation partners benefit from these enhancements, such as NextGen Identity+. We believe this creates natural alignment with our aviation partners and makes us a trusted and forward-thinking partner to them.
Our Member Acquisition and Retention Strategy
We have focused our Member acquisition strategy around delivering exceptional experiences to build brand trust as well as driving network effects by adding new partners, products, uses and locations to increase our value proposition.

Our largest CLEAR Plus Member acquisition channel is our highly efficient in-airport channel, where our prominent branding and expansive physical footprint allows prospective Members to engage with CLEAR’s brand, Ambassadors and technology firsthand. Our passionate Member base drives viral, word-of-mouth marketing and high levels of retention. To ensure best-in-class Member service we monitor real-time Member feedback and quickly take action on information-driven insights. As we add new airport and non-airport locations (such as live sports and entertainment venues) and functionality, the power of network effects makes CLEAR Plus more valuable to our Members, further driving new Member acquisition and higher Member retention. We also entered into strategic distribution partnerships with partners such as Delta Air Lines, United Airlines, Alaska Airlines and American Express that promote our services to their customers on a discounted or subsidized basis which allows us to efficiently scale membership in CLEAR Plus.

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
Our expanding portfolio of use cases attracts new platform Members directly to our platform and creates enhanced value for our CLEAR Plus Members. As a result, we expect our platform Member acquisition costs to remain low and certain platform Members may wish to upgrade to CLEAR Plus, further driving our revenues.
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
We measure our CLEAR Plus member Lifetime Value and Customer Acquisition Cost in an effort to measure the efficiency of our Member acquisition and retention strategy. Lifetime Value is calculated by estimating the cumulative dollar contribution over the estimated lifetime of a CLEAR Plus Member. To estimate retention rates we use CLEAR Plus Member Retention across annual cohorts in 2023. We estimate the dollar contribution as the annual revenue per Member less estimated direct costs to service that Member including revenue share, credit card fees, and Member service expense to process that Member in a CLEAR lane. Customer Acquisition Cost is calculated by dividing total 2023 airport-related marketing spend, inclusive of commissions, by total new paying CLEAR Plus Members who joined during 2023. On this basis, we achieved a Lifetime Value to Customer Acquisition Cost ratio of approximately 16 times for Members who joined during 2023.

Our Competitive Advantages
Trusted and Extensible Brand with Passionate Member Base
From our founding, we have been obsessed with the CLEAR Member experience. We have been expanding our network, investing in our technology platform, strengthening our operations and developing our people to consistently deliver increased value to Members and partners, resulting in our trusted and valued brand. Our passionate Member base drives viral, word-of-mouth marketing and high annual retention rates. Our strong brand has enabled our expansion into new markets such as live sports and entertainment venues as well as healthcare, financial services, digital marketplaces, and travel & hospitality.
Operational Expertise at Scale
Today, our owned and operated business CLEAR Plus (our consumer aviation subscription service) is the largest user of our platform. Operating and scaling our own consumer-facing service, CLEAR Plus, over the past 14 years has given us experience and capabilities that are hard to replicate, and an environment for innovation that benefits all of our partners. We have significant expertise implementing and seamlessly operating our platform’s combination of Pod hardware, biometric technology and physical human interactions across 75 regulated or complex environments, such as airports and live sporting events. We also manage a growing Ambassador and field manager part-time and full-time workforce of approximately 3,700 who are deployed across our expansive network of locations to implement our platform and continue to build our brand reputation. We combine our on-the-ground operational expertise with strong customer acquisition and retention, digital marketing, software and mobile application development and security capabilities.
Platform Originated in High Security Aviation Environment
We started in aviation security, a highly regulated environment requiring a robust physical and information security posture. By building our platform in this context, we invested in, and were held accountable for, industry leading security, scalability and reliability. Our comprehensive information security program uses industry best practices with administrative, technical and physical safeguards to protect against anticipated threats or hazards to the security, confidentiality or integrity of CLEAR systems and information. We are certified as Qualified Anti-Terrorism Technology under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (“SAFETY Act”) and FISMA High Rating compliant which governs requirements for protecting sensitive data by the DHS. We continue to operate in aviation security today, and we use the same foundational platform across all our use cases, which is then customized for our owned and operated businesses, such as CLEAR Plus, and for the CLEAR Verified experiences offered by our partners. As such, we bring our high standards of security, scalability, and reliability to every environment in which Members engage with CLEAR.
Innovative and Scalable Platform
We believe that the significant investments we have made in our technology platform are a key differentiator for our business. Our approximately 275 person technology team leads platform innovation inside CLEAR. We have spent more than 14 years to create our scalable and secure back-end and our easy-to-use consumer front-end. The scalability of our platform is demonstrated by our ability to quickly launch new features. We built a web experience that can be embedded into a partner's native ecosystem so the partner can leverage our verification and enrollment technology. This web experience allows partners to use CLEAR's technology to verify their customers identities and provide friction-free experiences like account creation, login, and age verification. In 2023 we accelerated the reach of the platform by acquiring Sora ID. The acquisition allowed us to leverage these capabilities as well as provide reusable Know Your Customer (“KYC”) competencies for the financial services industry.
Powerful Network Effects
The power of network effects on our business became evident as we added additional locations and our membership growth accelerated. Given the lengthy airport sales cycle and scarcity of airport real estate, it took us seven years to build a critical mass of airports to attract the first million Members. Once we achieved scale, the power of national network effects began to take hold. As the likelihood that a domestic traveler would have access to a CLEAR Plus Lane increased, the value proposition of our CLEAR Plus offering increased substantially. In 2015, we embarked on a strategy to add additional local CLEAR Lanes at stadiums and live entertainment venues. This strategy created a second local network effect, increasing the value proposition of CLEAR Plus within a given city and meaningfully improving our Member retention. The combination of these two powerful network effects drives both Member growth and retention which we believe ultimately fuels our revenue growth. More recently, our strategy expanded as our platform’s capabilities have evolved with CLEAR Verified. Members can now use CLEAR more frequently in their daily lives whether that be at the doctor’s office, renting a car, or transacting online. Our investment in our platform and products and the expanding scale of our membership have accelerated the addition of new partners that are further accelerating our membership growth and increasing verifications.

Led by Experienced, Visionary Team
CLEAR was founded in 2010 by Caryn Seidman Becker, our Chair and Chief Executive Officer, and Kenneth Cornick, our President and Chief Financial Officer. CLEAR is still executing on the original vision today, with Ms. Seidman Becker and Mr. Cornick continuing to lead the business 14 years later. They are substantial owners of CLEAR and operate the business with the goal of long-term value creation. Ms. Seidman Becker’s and Mr. Cornick’s prior investment experience informs their efficient capital allocation strategy, and they have attracted a deeply experienced team to accelerate CLEAR’s next phase of growth.
Our Growth Strategies
We have a significant track record of Member growth within our domestic aviation vertical, and our platform has numerous adjacencies for further expansion.
Key elements of our growth strategy include:
•Grow CLEAR Plus Members: We see growth opportunities in our CLEAR Plus Member base. We believe we can continue to open CLEAR Lanes in new airports and new CLEAR Lanes in our existing airports. As of December 31, 2023, our airport coverage is approximately 68% of 2023 TSA checkpoint volume. 6% and 5% of all TSA checkpoint volume went through a CLEAR lane in 2023 and 2022, respectively. We also believe there are opportunities to continue to develop new features such as bag drop and concierge services to improve the member and partner experience.

•Scale TSA PreCheck® enrollment program: We believe our TSA PreCheck® enrollment award will drive significant growth for TSA’s program and an incremental revenue opportunity to CLEAR as we manage renewal processing and new enrollments for TSA PreCheck® subscriptions. Our TSA PreCheck® award also offers a significant top-of-funnel opportunity to acquire new CLEAR Plus Members as we intend to offer a CLEAR/TSA PreCheck® bundled product for customers who are new to both CLEAR and to TSA PreCheck®.

•Expand our partnerships and distribution channels: We intend to continue to pursue commercial partners as a means to broaden our distribution channel reach and accelerate Member growth. These partnerships and channels are likely to include new airlines, credit card partners, professional sports leagues and teams, digital marketplaces, retail enterprises and various CLEAR Verified partners in target verticals.

•Expand into new verticals and products: We anticipate adding new products within the Travel vertical so that we have offerings to support all travelers - whether a customer travels twice per year or twice per month. We have already made significant progress expanding from aviation into select new verticals with CLEAR Verified, including digital marketplaces, travel & hospitality, healthcare and financial services. We plan to continue investing in each of these verticals to increase the growth of our platform, Member base and our network locations where our Members can use and our partners can integrate with CLEAR. We believe we have a proven platform business with numerous natural adjacencies and as our Member base and product portfolio grows, we believe we will have the opportunity to grow into new verticals.

•Acquisitions and corporate development opportunities: We may opportunistically pursue selective acquisitions and other corporate development opportunities to complement our existing platform capabilities and further accelerate our growth and platform adoption. Over the years, we have completed various strategic acquisitions, such as Whyline, Inc., a provider of virtual queuing and appointment technology, in 2021, Atlas Certified, an automated solution to verify professional licenses and certification data across industries, in 2021, and Sora ID, a reusable KYC provider, in 2023.

•International expansion: Our platform is highly scalable and can be rapidly deployed in new markets. We believe that there is likely to be global demand for our secure identity platform. While in the near-term the North American market remains our highest priority, through our RESERVE Powered by CLEAR product, we provide services to partners across international markets. Additionally, in 2023, we started providing identity verification solutions for LinkedIn in Mexico and Canada.

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

As of December 31, 2023, we have 75 issued United States patents (with five additional patents allowed) and 59 patent applications pending in the United States relating to certain aspects of our technology. We also have a limited number of patents issued and patent applications filed in other countries. Our issued patents expire between 2032 and 2041. As of December 31, 2023, we have eight U.S. registered trademarks, and four trademark applications pending in the United States. These include registrations for the CLEAR name and other brand indicia. We also have registered the domain name www.clearme.com, and similar variations.

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
•Our Great People: From our Ambassadors in the field, to our corporate team members, people are at the heart of all that we do.
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
As of December 31, 2023, we had 3,698 full-time employees with our largest workforces in New York, Los Angeles and Orlando. We compete to attract and retain diverse and highly talented individuals, particularly people with expertise in engineering, product development and marketing. Our ability to recruit talent benefits from our unique workplace culture and brand. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Government Regulation
Data and Privacy
Our business is subject to U.S. federal, state and local laws and regulations. These laws and regulations pertain to matters including but not limited to, the collection and use of biometric or health information, data privacy and information protection, labor and employment, intellectual property, consumer contracting and others, and are often complex and subject to varying interpretations. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (“CCPA”), and other states including Virginia and Colorado have also passed similar laws. Additionally, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023. CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses and new audit requirements. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. Certain states have laws that specifically regulate the collection and use of biometric information, such as Illinois’s Biometric Information Privacy Act (“BIPA”), and numerous states and municipalities are considering similar legislation. See “Risk Factors—Risks Related to Regulation and Litigation—Any actual or perceived failure to comply with applicable laws relating to privacy and data protection may result in significant liability, negative publicity and erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition” and “—The laws and regulations that we are subject to or may become subject to are constantly evolving.”
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
International Operations
As we expand internationally we become subject to the regulatory regimes in other countries in which we operate, which may be equally or more complex. For example, we have expanded our aviation footprint internationally through our RESERVE Powered by CLEAR product, which operates in countries such as the United Kingdom, Argentina, Spain, Canada, Germany, Italy, and the Netherlands, and are subject to the regulatory regimes in these countries.
In addition, as we expand in Europe we are subject to the General Data Protection Regulation (“GDPR”). GDPR took effect in May 2018 and includes operational requirements for companies that are established in the European Economic Area (“EEA”) or process personal data of individuals located in the EEA. These requirements govern the processing of personal data and include significant penalties for non-compliance. Additionally, the United Kingdom has transposed GDPR into domestic law with a United Kingdom version of GDPR (combining GDPR and the Data Protection Act of 2018) that took effect in January 2021, which exposes us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. In October 2022, an Executive Order was signed that, together with regulations issued by the U.S. Department of Justice, implements a new data privacy framework for cross border transfers of EU personal data to the United States (the “EU-U.S. DPF”). The Company has voluntarily self-certified to the EU-U.S. DPF framework, entitling it to certain benefits under the program, as well as subjecting it to enforcement of its compliance with the EU-U.S. DPF principles under U.S. law.
Aviation
Our airport operations are subject to standards promulgated by the federal government related to aviation security. These standards pertain to items such as checkpoint operations, enrollment and verification processes, employee hiring and training and information technology. We operate through the Registered Traveler Program (“RT Program”) according to guidelines set forth by the federal government which in some cases are overseen directly by the federal government and in some cases are overseen indirectly through our airport or airline partners. As we have grown, our regulatory frameworks have evolved as well. For example, we are subject to various reporting requirements, audits, reviews and evaluations overseen by the TSA, a sub-agency of the DHS. The DHS has certified our information security program under their purview at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act). In addition, the system we use for the RT Program and similar programs has been certified by the DHS as a Qualified

Anti-Terrorism Technology under the SAFETY Act. The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, technology providers may apply to the DHS for coverage of the products and services. If granted coverage, such providers receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism. See “Risk Factors—Risks Related to Regulation and Litigation—We must continue to meet the standards set for our airport operations by governmental stakeholders” and “—Liability protections provided by the SAFETY Act may be limited.”
The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section of this annual report for the fiscal year ended December 31, 2023 (“Annual Report on Form 10-K”) for information regarding how actions by governmental stakeholders and regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.
Corporate History
The Company (together with its consolidated subsidiaries, ”CLEAR,” “we,” “us,” “our”) is a holding company and its principal asset is the controlling equity interest in Alclear Holdings, LLC (“Alclear”) and its wholly owned subsidiaries. The Company, which was formed in connection with our initial public offering (“IPO”), was incorporated as a Delaware corporation on March 2, 2021, and Alclear was formed as a Delaware limited liability company on January 21, 2010. Pursuant to the terms of the Second Amended and Restated Operating Agreement dated June 7, 2023 (the “Operating Agreement”), as the sole managing member of Alclear, the Company operates and controls all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.
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
•failure to add new or retain existing partners or profit from partner relationships;
•our inability to meet stakeholder expectations or maintain the value and reputation of our brand;
•risks associated with our financial performance, including the risk of increased expenses and net losses in the near term and our ability to achieve or sustain profitability in the future;

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
Our business and financial results depend significantly on adding new and retaining existing Members, increasing the number of CLEAR Plus Members, including by converting non-paying Members to paying Members, and the utilization of our platform by our Members. There can be no assurances that we will be successful at accomplishing any of the foregoing. Member growth, retention and utilization of our platform is in part dependent on our ability to introduce new services to our Members, expand our airport footprint, promote and increase awareness of our existing and new offerings and satisfy or exceed the expectations of our Members with our platform and offerings. We have derived substantially all of our historical revenue from CLEAR Plus, our consumer aviation subscription service. To grow and diversify our revenue, we will need to increase the number of paying Members and the utilization of our platform. Failure to do so could adversely affect our business, results of operations and financial condition.
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
•security incidents that may involve or are alleged to involve us, such as breaches of our information technology systems or other security incidents that may involve or are alleged to involve us; and
•macroeconomic and other conditions and events outside of our control, such as pandemics and health concerns, decreased levels of travel or attendance at events, terrorism, war or military actions, civil unrest, political instability and general economic conditions, including an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.

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

The growth of our business, including our membership base, geographic footprint and financial results, also depends on adding new partners and retaining existing partners, as well as increasing the revenue generated from both new and existing paying partners. Our partners help increase our opportunities to attract new Members and, in some cases, help subsidize new and existing memberships. However, we may be unsuccessful at adding new partners, retaining existing partners or monetizing our partner relationships, and our success is subject to a number of the risks that we face in expanding our membership base. See “— If we fail to add new and retain existing Members, increase CLEAR Plus memberships or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected” above.

If our partners stop trusting our platform or they or our Members have an unsatisfactory experience with our platform, we are unable to offer new and relevant offerings and features or we are unable to increase the adoption of our platform, we could be unsuccessful at continuing to grow our partner network or increase the revenue generated from existing partners, which could hamper our prospects. This could in turn have an adverse impact on our ability to grow our membership base. If certain partners that subsidize new and existing memberships do not renew their agreements with us we could lose a portion of the affected Members, which could impact our revenue and retention rate. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

If we are not able to meet stakeholder expectations or to maintain the value and reputation of our brand, our business and financial results may be harmed.

We believe that our brand is important to attracting and retaining Members and partners. Our business and prospects are dependent on our ability to build, maintain and expand trust in our brand and our platform from a variety of different stakeholders. Building and maintaining our brand depends on our ability to provide consistent, accurate, high-quality services to our Members and partners. It also requires us to understand the evolving expectations of our stakeholders rapidly, and to adjust our offerings to meet them. An inability to accurately understand the expectations of or forecast changes in our stakeholders, or any failure to meet the expectations of our stakeholders, could have a material adverse effect on our brand, and therefore on our business, results of operations and financial condition. Failure to meet these continuously evolving stakeholder expectations could diminish the trust in our brand and platform. While it is our mission to continue to build and expand the trust in our brand and our platform from all stakeholders, any actual or perceived failure to do so could result in a decreased number of Members, decreased use of our platform by our Members, slower growth in our platform and business than we expect, a discontinuation of our partnerships and relationships, and a negative impact on our ability to expand into other sectors or industries, any of which could have a material and adverse effect on our business, prospects, results of operations and financial condition.

Our Members expect us to protect their personal information, including their biometric information and health information, and provide them with safe, reliable, predictable and frictionless experiences where they choose to use our platform. Our partners expect us to build and maintain a world-class secure technology infrastructure and accurately perform the services for which they depend on us, such as correctly identifying a Member and correctly connecting a Member with their information, such as a boarding pass, event ticket or health information. Aviation industry stakeholders such as our airline, airport and governmental partners expect us to continue to enhance aviation security. As the use cases for our platform expand, we expect to see increased attempts to fraudulently utilize our platform. Fraudulent activity and other actual or perceived failures to maintain the integrity of our platform may lead to reputational and financial damage to our brand, negative impacts to our partner relationships, and reduced usage of our products and services, all of which could have a material adverse impact on our business.

We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.

Our market is intensely competitive with respect to every aspect of our business, and we expect competition to increase in the future from established businesses and new market entrants. We anticipate that both our existing and future services and our expansion into new verticals will face competition from a variety of other companies and organizations. Other companies may strive or choose to perform services related to confirming an individual’s identity as a standalone task or related to a specific transaction, which would increase the competition we currently face. For example, large, well-established technology platforms, such as Alphabet/Google, Amazon, Apple, Microsoft or Meta or well-known companies in the credit card industry may currently be developing, or in the future could acquire, develop or expand, a platform that competes directly with some or all of our solutions. Other potential competitors include providers of decentralized identity verification platforms or verification services, including know your customer services. Additionally, biometric hardware companies and platform companies that also offer hardware may develop applications that directly or indirectly compete with our platform. We face competition from two other private entities that are authorized to compete with us in enrolling Members on TSA’s behalf for TSA PreCheck®.

We also face indirect competition from solutions that could be developed in-house by our existing and future partners, including companies in the airline, entertainment, healthcare and financial industries, and by governmental agencies, which could result in lost revenues and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Increased adoption of new technological solutions and services, including third-party identity verification and credential authentication solutions, at locations where we operate or may operate in the future could impact our business.

Private industry and governmental agencies have increased their efforts related to developing and launching identity verification and credential authentication solutions, and we expect this trend to continue. For example, certain airlines, technology providers and the Transportation Security Administration (“TSA”) are exploring new technological solutions, in some cases including the use of identity verification technology or biometrics, that may gain widespread acceptance in locations where we operate, such as airports, or where we may operate in the future.

In addition, the federal government has conducted a number of proof of concept demonstrations to evaluate identity verification technologies and other credential authentication technologies at airport checkpoints, intends to expand use of its own biometric credential authentication technologies (“CAT”), at additional airport checkpoints, and is continuing to explore digital identities at checkpoints generally. The TSA has publicly stated its intent to require all travelers to be processed through CAT machines in the future, either through travelers presenting physical IDs or through the transmittal of digital ID credentials. Additionally, state governments are issuing driver’s licenses in digital formats, and airlines have launched their own identity and credential authentication initiatives, in some cases with other identity verification partners. In many cases these initiatives also include use of biometrics, either via centralized or decentralized platforms, and any of these platforms or standards may become universally accepted and preferred by the industry, the TSA, airlines, and our other partners. Widespread adoption of competing identity verification solutions or credential authentication solutions or standards (including TSA’s own solutions) at airport checkpoints or other locations where we operate could adversely impact our ability to operate in the same manner as we operate today.

Public confidence in, and acceptance of, identity platforms and biometrics generally, and our platform specifically, will be a key factor in our business’s continued growth.

Our profitability depends, in part, on public confidence in and acceptance of identity platforms and biometrics generally. Continued acceptance of identity platforms and biometric information as a secure and reliable method to identify individuals, mitigate risk and minimize fraud is an important factor in our continued growth. While both identity platforms and biometrics have become more widely adopted, they may not achieve universal acceptance. The attractiveness of our solutions to Members, partners and the locations where we operate is impacted by a number of factors, including the willingness of individuals to provide their personal information, including biometric information, to private or governmental entities, the level of confidence that such information can be stored safely and securely, and trust that such information will not be misused or breached. Certain individuals may never accept the use of biometrics as being safe. If identity platforms and biometrics do not achieve universal acceptance, our growth could be limited, which could materially adversely affect our business, results of operations and financial condition.

We might not implement successful strategies to increase adoption of our platform or expand into new verticals, which would limit our growth.

Our future profitability depends, in part, on our ability to successfully implement our strategies to increase adoption of our platform, expand into new verticals and develop new offerings. We cannot assure you that the relatively new market for our platform and certain of our existing and proposed offerings will remain viable. The market for identity verification solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products, technologies or platform. Several organizations set standards for biometric identification and standards continue to develop related to storage of biometric information or identity information. Although we believe that our technologies comply with existing standards, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products, services and platform.

Our growth has been accelerated by our expansion from the aviation industry into different verticals, including travel and hospitality, KYC, live events and sports and healthcare. Our business strategies include expanding our platform and Member base within these verticals and successfully identifying and expanding into new verticals. There can be no assurances that we will be able to expand our business within existing verticals or successfully identify and expand into new verticals, or that any new verticals will provide us with successful opportunities and relationships.

Implementing our growth strategies will require additional resources and investments. For example, we expect to invest substantial amounts to:

•drive Member and partner awareness of our platform;
•encourage new Members to sign up for and use our platform;
•encourage businesses to introduce our platform;
•enhance our information security infrastructure;
•enhance our infrastructure to handle seamless processing and maintain the effectiveness of our solutions;
•continue to develop state of the art technology; and
•diversify our partner base.
We may be required to incur significantly higher expenditures, including marketing, equipment, labor, research and development, and compensation, than we currently anticipate to achieve the foregoing results. Such expenditures could have a greater negative impact on our results of operations if our revenues do not increase sufficiently. Our investments may not be successful and there can be no assurances that our growth strategies and plans will be achieved.

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

Additionally, certain of our agreements with airports, airlines, airport governing authorities, sports teams, arenas, event venues and other partners and third parties include indemnification for losses suffered or incurred for a variety of reasons, such as a result of claims of intellectual property infringement, breaches of confidentiality, violations of law, security requirements, damage caused by us to property or persons, or other liabilities relating to or arising from the use of our platform or other acts or omissions. These provisions often survive termination or expiration of the applicable agreement. As we continue to grow, the possibility of infringement claims and other claims against us may increase. In connection with indemnification claims against us or our current or prior partners, we may incur significant legal expenses and may have to pay damages, settlement or license fees or stop using technology found to be in violation of the rights of one or more third-parties. These payments, if significant, could harm our business, results of operations and financial condition. We may also have to seek a license for the infringing or allegedly infringing technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deploy certain offerings. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform or solutions, which could negatively affect our business. Even if third-party claims against us lack merit, the expense and effort related to defending ourselves against these claims could be costly and time consuming.

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

A significant portion of our business involves providing our services at U.S. airports through the federal government’s RT Program. These services involve entering into concessionaire agreements with the airport or airport operators where we operate. As is common with airport concessionaire agreements, our counterparties reserve the right to terminate the agreement upon the occurrence of certain events or for convenience. If our counterparties do not extend these agreements, or if they exercise an early termination, our sales, results of operations and financial condition would be negatively impacted.

In addition, in certain airport locations our contract counterparty is an airline rather than the airport or airport operator. In these locations we are dependent on the continued partnership with these airlines in supporting our physical presence at the airport. The exit of an airline partner from a certain market, or changes in our relationships with these airline partners could result in our agreements not being extended or renewed, which could have a material adverse effect on our business, results of operations and financial condition, and could affect our growth opportunities.

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

We have derived substantially all of our historical revenue from Members who enroll in CLEAR Plus, which includes our RT Program service at U.S. airports, and one of our growth strategies is to continue expanding in our domestic aviation network. Accordingly, our performance is dependent on the strength of the travel industry. Our revenue is therefore susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, such as COVID-19. Additionally, platform usage beyond airports is driven by the operations of our partners, such as their ability to open and host events, provide hotel rooms, rent cars, and workplaces being open for workers. Other events or factors beyond our control can disrupt travel and operations within the United States and globally or otherwise result in declines in travel demand and the demand to attend events. These events include prolonged extreme weather, natural disasters or man-made disasters, travel-related health concerns (including pandemics and epidemics, such as COVID-19, Monkeypox, Ebola, Zika, Middle East Respiratory Syndrome or other outbreak of contagious diseases), restrictions related to travel, stay-at-home orders, wars and military actions, terrorist attacks, sources of political uncertainty or political events, protests, foreign policy changes, regional hostilities, general economic conditions (such as a recession or inflation), changes in regulations, labor unrest or travel-related accidents. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior and other activities by consumers, and therefore demand for our airport and platform services, which could materially adversely affect our business, results of operations and financial condition. Additionally, as the Real ID Act will require passengers having compliant identification to travel by air in the United States by May 7, 2025, such regulation, if not extended, may decrease the number of travelers with compliant identification and, therefore, negatively impact the demand for our airport services, which could materially adversely affect our business, results of operations and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in enrollments or renewals of CLEAR Plus, less interaction with our platform products related to travel (such as rental cars and hotel rooms) and lower attendance at events, and thus result in decreasing platform usage and lower revenue. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, inflation, and the potential for a recession, have in the past led to a general decrease in travel and travel spending, as well as discretionary spending generally, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations and financial condition.

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

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in September 2023, we acquired SORA ID, Inc., a networked identity company focused on the financial services industry that enabled us to add KYC services to our platform offerings.

Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and successfully integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, the failure of such business to meet our expectations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. This risk is enhanced considering we have limited experience in acquiring other businesses.

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

Our platform is highly complex, and any errors, systems failures or our failure to successfully implement upgrades and new technology could materially adversely affect our business, results of operations and financial condition.

Our platform is a complex system composed of many interoperating components and software. Our business is dependent upon our ability to accurately confirm identities and provide the ability to connect attributes, such as boarding passes, tickets, health information or payment information, to these identities, with minimal system interruption. Our software may now or in the future contain errors, bugs or vulnerabilities. Some errors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, operational, enrollment or verification errors, platform unavailability or system disruption. In addition, we may fail to detect bugs in the software of businesses we acquire in our integration process. Any real or perceived errors, bugs or vulnerabilities discovered in our code or systems released to production or found in third-party software that is incorporated into our code could result in poor system performance, an interruption in the availability of our platform, systems or websites (including our ability to sell our memberships online), data loss or breach, errors in completing enrollments or verifications, negative publicity, damage to our reputation, loss of existing and potential Members or partners, and loss of revenue, any of which could materially adversely affect our business, results of operations and financial condition.

Moreover, the ability of our Members to use our platform could be diminished by a number of factors, including unstable or failed Internet access, the failure of our network or software systems, ineffective interoperability between our platform and our partners’ technology, security incidents or variability in Member traffic for our platform. Platform failures would be most impactful if they occurred during peak platform use periods. During these peak periods, there are a significant number of Members concurrently accessing our platform and if we are unable to provide uninterrupted access, our Members’ or partners’ perception of our platform’s reliability may be damaged, our revenue could be reduced, our reputation could be harmed, which may negatively impact our growth, and we may be required to issue credits or refunds, or risk losing Members or partners. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner which could have a material adverse effect on our business, financial condition and operating results.

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

In particular, a significant and growing portion of our Members access our platform through the CLEAR mobile application (the “app”) and through our secure identity platform, CLEAR Verified. There is no guarantee that popular mobile devices and browsers will continue to support such platform, app or service, or that our Members will use our platform or app rather than competing products. We are dependent on the interoperability of our app with popular mobile operating systems that we do not control, such as Android and iOS, and CLEAR Verified with popular internet browsers. Any changes in such systems that degrade the functionality of our digital offerings or give preferential treatment to competitors could adversely affect our platform’s usage. In the event that it is difficult for our Members to access and use our platform, our competitors develop products and services that are perceived to operate more effectively, or if our Members choose not to access or use our platform or use mobile products that do not offer access to our platform, our Member growth and Member engagement could be adversely impacted.

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

We are dependent on CLEAR Plus memberships for a significant portion of our revenue, and a significant reduction in CLEAR Plus memberships would reduce our future revenue and harm our anticipated operating results. Given our dependence on CLEAR Plus for a significant portion of our revenues, a decrease in demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy source, such as air travel, could have a material negative impact on our revenues.

We have limited experience operating outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We have, and in the future we may continue to, expand our operations internationally. For example, in December 2021, we acquired Whyline, Inc., our virtual queuing technology used for RESERVE Powered by CLEAR, which had partnerships across international markets including Argentina, Spain and Canada, and which we have expanded further into Europe, including Germany, Italy, the Netherlands and the United Kingdom. In addition, in 2023 our LinkedIn partnership was extended to Members in Mexico and Canada. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to requiring support from our engineering, operations, security, finance, analytics and legal teams. As we continue to expand globally, we may incur significant additional operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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

Our business requires us to use, store, process and transmit data, including a large amount of sensitive and confidential personal information, including personally identifiable information (“PII”) of Members, employees and partners. This may include, for example: biographic information, such as names, addresses, phone numbers, email addresses; biometric information; government-issued identification; health information; and payment information. Although malicious attacks to gain access to personal information or PII affect many companies across various industries, we are at a relatively greater risk of being targeted because of our high profile and the types of personal information we manage. Our business depends on earning and maintaining the trust of our Members and our partners and any actual or alleged breaches of our systems could adversely affect our business, including by impacting the trust that we have gained. See “Risks Related to Our Business, Brand and Operations—If we are not able to meet evolving stakeholder expectations or to maintain the value and reputation of our brand, our business and financial results may be harmed.”

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, and have been certified by the federal government as operating certain of our information security systems at a FISMA High Rating in accordance with the Federal Information Security Modernization Act and National Institute of Standards and Technology, but these security measures cannot provide, and we cannot guarantee, absolute security. We require user names and passwords, as well as multifactor authentication, in order to access our information technology systems. We also use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data or accounts. Increasingly, companies are subject to a wide variety of attacks on their systems on an ongoing basis that are continually evolving. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms, and ransomware), employee theft, error or misuse, password spraying, phishing, social engineering (predominantly spear phishing attacks), credential stuffing, and denial-of-service attacks, we also face an increasing number of threats (including advanced persistent threat intrusions) to our information technology systems from a broad range of actors, including sophisticated organized crime, nation-state and nation-state supported actors, and we cannot assure you that our systems will not be compromised or disrupted by these tactics. Our solutions integrate and rely in part on products, services and technologies developed and supplied by third-party vendors and service providers. Although we make efforts to review our third-party vendors and service providers and the products, services and technologies on which our solutions rely, vulnerabilities in our vendors’ and service providers’ products, services and technologies may make our own solutions and information technology systems vulnerable to breach, attack and other risks. Third parties may attempt to fraudulently induce employees, users or partners into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our or our third-party vendors’ or service providers’ internal electronic systems, networks, and/or physical facilities in order to gain access to our data, which could result in significant legal and financial exposure, a loss of confidence in our security, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue.

Breaches and attacks on us or our third-party vendors or service providers may cause interruptions to the services we provide, degrade the Member experience, cause Members or partners to lose confidence and trust in our platform and decrease or discontinue their use of our platform, impair our internal systems, or otherwise result in financial harm to us. As we grow within the United States, and expand our international presence, our heightened visibility has increased, and will continue to increase, the risk that we become a target of such attacks. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or personal information, could result in the loss, modification, disclosure, destruction or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position, or lead to decreases in the price of our Class A Common Stock. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measure or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data and the personal information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or service provider error or malfeasance, including defects or vulnerabilities in our suppliers’ or service providers’ information technology systems or offerings, including products and offerings that we integrate into our products and services; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.

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

We rely on third-party technology for certain of our critical business functions, including credit card readers, scanners, third-party software, cameras and other technology to complete Member enrollments and verifications, as well as prevent fraud, network infrastructure for hosting our website and mobile application, software libraries, development environments and tools, services to allow Members to populate their accounts with personal information, and cloud storage platforms. Our business is dependent on the integrity, security and efficient operation of these systems and technologies, and we do not necessarily control the operation or data security of the third-party providers we utilize. Our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers may be insufficient or inadequate to prevent or remediate such risks. Our systems and operations or those of our third-party providers and partners could be exposed to damage, interruption, security breach and other risks from, among other things, computer viruses and other malicious software, denial-of-service attacks and other cyberattacks, acts of terrorism, human error, fraud, sabotage, natural disasters, telecommunications failures, financial insolvency, bankruptcy and similar events, and may be subject to financial, legal or regulatory issues, each of which may impose additional costs or requirements on us, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach, or prevent these third parties from providing services to us or our Members on our behalf. The failure of these systems to perform as designed, the vulnerability of these systems to security breaches and fraud or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives in a timely and efficient manner and on acceptable terms, or at all, could disrupt our operations and subject us to losses or costs to remediate any of these deficiencies. In addition, we cannot be assured that third parties will comply with their agreements with us and applicable laws and regulations or that third parties will not increase their prices or give preferential treatment to our competitors. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Additionally, the occurrence or perception of any of the above events could result in Members ceasing to use our platform, reputational damage, legal or regulatory proceedings or other adverse consequences, which could materially adversely affect our business, results of operations and financial condition.

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

We relaunched in 2010 at two U.S. airports as the only private company authorized by the DHS to automate the process for confirming traveler identity and validating travel documents for enrolled CLEAR Members, and we continue to provide airport services to our Members through the RT Program. As we have grown, our interactions with the federal government have expanded as well. For example, in January 2020, we were selected by the TSA as an awardee in the TSA Biometric PreCheck® Expansion Services and Vetting Program to handle subscription renewal processing and new enrollments for the TSA PreCheck® program and have entered into an up to 10-year agreement to provide such services to the traveling public. In February 2024, we launched TSA PreCheck® Enrollment Provided by CLEAR to the public at Newark Liberty International Airport, and are currently providing online renewal services, and expect to scale our offering to additional locations in our network of airports on a rolling basis, subject to TSA approval. These operations remain subject to ongoing approval by the TSA, and there can be no assurances that we will continue to be able to meet all of TSA’s requirements. Additionally, we have entered into numerous Cooperative Research and Development Agreements with the DHS, and the DHS has certified the biometric enrollment and verification system we use in certain locations as Qualified Anti-Terrorism Technology under the SAFETY Act.

We operate through the RT Program according to guidelines set forth by the federal government, which have historically been implemented through our airport and/or airline partners. As we have grown, our regulatory frameworks have evolved as well. For example we are subject to various audits, reviews and evaluations overseen by the TSA, a sub-agency of the DHS, which include: annual operational audits at each airport where we operate our RT Program requiring us to demonstrate compliance with airport checkpoint security protocols; audits of certain of our information systems against a stringent FISMA High Rating designation for information security and an additional “Registered Traveler Security Overlay” framework; ongoing periodic reviews of our operational procedures and technology, such as the biometric matching technology and credential authentication systems that help power our system; ongoing special emphasis inspections of our compliance with operational and procedural obligations for RT Program providers; an evaluation by the Science and Technology Directorate of the DHS of our biometric enrollment and verification system for renewal of our SAFETY Act certification as a Qualified Anti-Terrorism Technology; and ongoing reporting requirements related to enrollments and verifications. In the past year, TSA has provided us with additional technical and regulatory requirements, including technical integration specifications between TSA systems and CLEAR systems to enable transmittal of digital identity information to facilitate processing of each RT participant by TSA CAT; varying rates in the percentage of RT participants whose identities are randomly reverified at airport checkpoints, potentially up to all RT participants; enhanced enrollment standards for existing and new RT participants in line with new industry standards; and formalized audit requirements. We have no control over requirements proposed or implemented by federal agencies on us or our airport and airline partners regarding our business. New or changing requirements implemented by federal agencies, such as those set forth above, could have an adverse impact on our business and results of operations.

The future success of programs we operate with support or authorization from governmental stakeholders depends on our continued ability to satisfy the regulatory standards they promulgate such as those set forth above and maintain their support generally, including continuing to adhere to RT Program requirements, airport security protocols and maintaining an appropriate data security platform. Failure to meet the standards set forth by governmental stakeholders, changes in the rules, requirements or operational procedures applicable to our business or the RT Program generally, and evolving frameworks could negatively impact the level of service experienced by our customers and our ability to continue adding new services in regulated locations, add new locations for our existing services, or even continue to operate the same services we operate now. Further, as regulatory frameworks evolve, they may increase our operating expenses, make compliance more difficult or impact our operating protocols, impact our Members’ experience, require us to add new staffing, and divert management’s attention from other growth initiatives. Failure to meet any such new standards in the future, or changes we would need to make to our operations to satisfy any new standards, may have a material adverse impact on our business, results of operations and financial condition.

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

We expect that the occurrence of infringement claims and allegations is likely to grow as the market for biometric solutions and identity products and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Even alleged infringement claims that lack merit may be distracting and expensive to defend and could contribute to reduced public confidence in our platform, and even if meritorious but ultimately unsuccessful, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require us to incur significant expenditures. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A Common Stock may decline. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, results of operations and financial condition.

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

States such as Illinois, Texas and Washington, have laws that specifically regulate the collection and use of biometric information, and numerous states and municipalities are considering similar legislation. Illinois’ BIPA includes both a private right of action and liquidated damages for companies that violate its provisions and many states are modeling new biometric privacy laws after Illinois’ BIPA. Regardless of any company’s efforts to comply with the requirements of BIPA, this private right of action increases the general likelihood of, and costs and risks associated with, biometrics litigation. Recent BIPA caselaw has increased liability exposure and the scope of damages that may be collected for alleged violations. Other states, such as New York, are considering comparable laws covering biometric information. The effects of BIPA, CPRA, CCPA, VCDPA and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Furthermore, municipalities have started regulating biometrics at a more local level, such as the New York City Biometric Identifier Information Law and the City of Portland’s restriction on certain uses of facial recognition technology. These restrictions may reduce the capabilities of companies that utilize biometrics to expand their platforms in these locations. See “Business—Government Regulation.”

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

In addition, our business operations at airports involve coordination with the DHS, and we are subject to audits and reviews by the DHS and the TSA. Governmental stakeholders may promulgate additional regulatory frameworks for us or increase the difficulty in maintaining our existing certifications, which may present additional challenges for our operations, increase our expenses, reduce our opportunities and divert management’s attention. Failure to comply with these standards set for our operations by governmental stakeholders may have an adverse impact on our business, results of operations and financial condition. See “—We must continue to meet the standards set for our airport operations by governmental stakeholders.”

As our industry evolves and we continue to expand our platform offerings and Member base, we may become subject to additional laws and regulations, which may differ or conflict from one jurisdiction to another.

Additionally, legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. This could materially adversely affect our payment authorization rate. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. states. While we monitor and attempt to comply with these legal developments, we may be subject to claims under such legislation or regulation.

Federal agency activity has enabled increased frequency of labor organizing activities across the United States. Should the Company become subject to such activities we may be required to expend substantial resources, both time and financial, which could have a material adverse effect on our employee relations, reputation, financial condition and results of operations.

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

If we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations and financial condition could be materially adversely affected. For example, if the DHS were to increase the insurance coverage requirements for us related to our certification as a Qualified Anti-Terrorism Technology under the SAFETY Act, such insurance coverage may significantly increase our costs or may not be available to us. See “Liability protections provided by the SAFETY Act may be limited.”

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

Prior to our 2023 fiscal year, we had not been profitable since our relaunch in 2010, and we recorded a net loss of approximately $115.4 million, $115.1 million and $9.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We have incurred increased expenses in response to increased travel volumes as the impact of the COVID-19 pandemic on the travel industry subsides, as well as due to our continued expansion and growth efforts, and enhancements to our offerings, such as the launch of NextGen Identity+ and the Lane of the Future. Following our IPO, we have also incurred, and expect to continue to incur, increased amounts of compensation expense, including related to equity awards granted under the Clear Secure, Inc. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) to both existing employees and newly-hired employees, and grants in connection with new hires could be significant.

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

We are a holding company and our principal asset is our ownership of common units of Alclear (“Alclear Units”). We have no independent means of generating revenue, and our ability to pay dividends, taxes and operating expenses is dependent upon the financial results and cash flows of Alclear and its subsidiaries and distributions we receive from Alclear. As the sole managing member of Alclear, we intend to cause, and will rely on, Alclear to make distributions to us, entities controlled by our co-founders, Caryn Seidman Becker and Kenneth Cornick, (such entities, the "Founder Post-IPO Members") and the other CLEAR Post-IPO Members, in amounts sufficient to cover dividends, if any, all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreement entered into between the Company and the CLEAR Post-IPO Members on June 29, 2021 in connection with the reorganization transactions (the

“Tax Receivable Agreement”) and other costs or expenses. However, there can be no assurance that Alclear will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. In addition, when Alclear makes certain distributions to the Company, the other members of Alclear may also be entitled to receive distributions pro rata based on their economic interests in Alclear.

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

Under Alclear’s Operating Agreement, we expect Alclear from time to time to make pro rata distributions in cash to its unitholders, including us, the Founder Post-IPO Members and the other CLEAR Post-IPO Members, in amounts intended to cover taxes on our allocable share of the taxable income of Alclear and payments we are obligated to make under the Tax Receivable Agreement. As a result of (i) potential differences in the amount of net taxable income allocable to us and to Alclear’s other unitholders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate from (a) the Company’s allocable share of existing tax basis acquired in its IPO, (b) increases in the Company’s allocable share of existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Alclear as a result of exchanges by the CLEAR Post-IPO Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from CLEAR Post-IPO Members (or their transferees or other assignees) and (c) certain other tax benefits we anticipate receiving under the Tax Receivable Agreement, these cash distributions have been, and we expect that they will continue to be, in amounts that exceed our tax liabilities. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the present exchange ratio of one-to-one for Alclear Units and corresponding shares of Common Stock is made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A Common Stock or Class B Common Stock or otherwise take ameliorative actions between Alclear Units and shares of Class A Common Stock or Class B Common Stock and instead, for example, hold such cash balances, or lend them to Alclear, this may result in shares of our Class A Common Stock or Class B Common Stock increasing in value relative to the value of Alclear Units. The holders of Alclear Units may benefit from any value attributable to such cash balances if they acquire shares of Class A Common Stock or Class B Common Stock in exchange for their Alclear Units, notwithstanding that such holders may previously have participated as holders of Alclear Units in distributions that resulted in such excess cash balances.

We have in the past, and may or may not in the future, pay quarterly and special cash dividends to our stockholders, but our ability to do so may be limited by our holding company structure, contractual restrictions and other factors.

We approved a quarterly dividend policy in August 2023, and have, at times, declared special cash dividends, to holders of our Class A and Class B Common Stock and may in the future pay cash dividends to our stockholders. However, we are a holding company, with our principal asset being our controlling equity interest in Alclear, and we have no independent means of generating revenue. Accordingly, as the managing member of Alclear, we intend to cause, and will rely on, Alclear to make distributions to its members, including Clear Secure, Inc., to fund our dividends. When Alclear makes such distributions, the other members of Alclear will also be entitled to receive distributions pro rata based on their economic interests in Alclear.

Our Board will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to declare dividends to our stockholders. Our Board will take into account general economic and business conditions, including our financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, business prospects and other factors that our Board considers relevant. We cannot make any assurances as to the amount of future dividends or that we will declare or pay quarterly dividends, special cash dividends or any future dividends at all. In addition, our Credit Agreement limits the amount of distributions our subsidiaries, including Alclear, can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our Board would otherwise deem it appropriate. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

As of December 31, 2023, the Founder Post-IPO Members collectively control approximately 81.2% of the combined voting power of our outstanding shares of Common Stock as a result of its ownership of our Class B Common Stock and our Class D Common Stock, each share of which is entitled to 20 votes per share on all matters submitted to a vote of our stockholders.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Further, assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the tax savings associated with all tax attributes described above would aggregate to approximately $459.1 million over 15 years from December 31, 2023, assuming all future redemptions, purchases or exchanges occur on December 31, 2023. Under this scenario, we would be required to pay the Alclear Members 85% of such amount, or approximately $390.3 million, over the 15-year period from December 31, 2023. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the tax receivable agreement payments made by us, will be calculated based in part on the market value of our Class A Common Stock at the time of each redemption or exchange of an Alclear Unit (along with the corresponding share of our Class C Common Stock or Class D Common Stock, as applicable) for cash or a share of Class A Common Stock or Class B Common Stock, as applicable and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the tax receivable agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the tax receivable agreement.

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

The covenants in our Credit Agreement, dated as of March 31, 2020 (as amended by Amendment No. 1 to Credit Agreement, dated as of April 29, 2021, and Amendment No. 2 to the Credit Agreement, dated June 28, 2023, and as may be further amended from time to time, the “Credit Agreement”), by and among Alclear, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., may negatively impact our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to maintain a specified net leverage ratio, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our Credit Agreement also restricts our ability to, among other things, incur additional debt and guarantee indebtedness; pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments; prepay, redeem, or repurchase certain debt; make loans or certain investments; sell certain assets; create liens on certain assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; alter the businesses we conduct; and enter into agreements restricting our subsidiaries’ ability to pay dividends. We could incur substantial indebtedness in the future, and the agreements governing any such indebtedness may provide further restrictions on our business.

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

On May 13, 2022, our Board authorized a stock repurchase program, and in November 2023 our Board authorized an increase in such authorization, whereby we may purchase up to $200 million of the Company's Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of December 31, 2023, $125.4 million remains available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time, and we have no obligation to repurchase any amount of our Class A Common Stock under the repurchase program.

The Inflation Reduction Act, enacted on August 16, 2022, imposes a 1% excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax is imposed on repurchases that occur after December 31, 2022. The imposition of the excise tax on repurchases of our shares may increase the cost to us of making repurchases and may cause us to reduce the number of shares repurchased pursuant to the repurchase program.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires us to include a management report assessing the effectiveness of our internal control over financial reporting, and include a report issued by our independent registered public accounting firm based on its audit of the Company’s internal control over financial reporting in our Annual Report on Form 10-K. We may identify weaknesses or deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across the Company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our stock.

Provisions in our charter documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

Our Certificate of Incorporation and by-laws contain several provisions that make it more difficult or expensive for a third party to acquire control of us without the approval of our Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which only become effective the first date on which Ms. Seidman-Becker and Mr. Cornick (the “Co-

Founders”), together with the other persons in their permitted ownership groups (which include the Founder Post-IPO Members), collectively beneficially own, in aggregate, less than a majority of the combined voting power of our outstanding shares of Common Stock entitled to vote generally in the election of directors (the “Triggering Event”):

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
•after the Triggering Event, removal of directors will require the approval of holders of at least 66 2∕3% of the combined voting power of our outstanding shares of Common Stock; and
•authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our Board without any need for action by stockholders.
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

We granted the founder performance-based restricted stock unit awards (the “Founder PSUs”) following the pricing of our IPO. The Founder PSUs are eligible to vest over a five-year period based on the achievement of pre-determined stock price goals ranging from 1.5 to 3.0 times $31, our initial public offering price. The Founder PSUs will become vested based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) during overlapping measurement periods that begin two years following the closing of our IPO and end five years following the closing of our IPO, or earlier in the event of a change of control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
CLEAR’s information security program is managed by a dedicated Chief Information Security Officer (“CISO”), whose team is responsible for leading the Company’s Enterprise Risk Management Program (“ERM Program”), which includes cybersecurity strategy, policy, standards, architecture, and processes. Our current CISO, together with his team, continues to implement, monitor, and maintain our cybersecurity program while we search for his successor. Cybersecurity risks are identified, discussed and assessed regularly as part of CLEAR’s ERM Program. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We utilize a range of external experts, such as cybersecurity assessors, consultants and auditors, in evaluating and testing our cybersecurity systems. In addition, the Company has established the CLEAR Security Advisory Board, which provides guidance and advice on security risk and privacy to our Board and our CISO.

The Audit Committee of the Board predominantly oversees risk, including data security and oversight of cybersecurity risks, providing regular updates to the Board. The CISO provides periodic reports to our Board and Audit Committee, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. In addition, the top 10 cybersecurity risks identified as part of the ERM Program are identified to our Audit Committee on a quarterly basis.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

As of December 31, 2023, our headquarters and principal executive offices are located at 85 10th Avenue, 9th Floor, New York, New York 10011, consisting of approximately 120,000 square feet, under a lease which expires in April 2038, unless terminated earlier under certain circumstances specified in our leases.

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

Dividend Policy

On August 2, 2023, the Company announced that its Board adopted a dividend policy (the "Dividend Policy") of paying a quarterly cash dividend to holders of Class A Common Stock and Class B Common Stock. The amount of such quarterly dividends is subject to approval of the actual amount by the Board at the time of such dividend declaration. It is expected that the dividends will be funded by proportionate cash distributions by Alclear to all of its members as of the applicable record date, including holders of non-controlling interests in Alclear and the Company. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s results of operations, cash flows, financial position and capital requirements, as well as general business conditions, legal, tax and regulatory restrictions and other factors the Board deems relevant at the time it determines to declare such dividends. In addition, the Company has in the past, and may in the future, declare special dividends. To the extent the dividend exceeds the Company’s current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the year ended December 31, 2023:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	August 2, 2023	August 11, 2023	August 18, 2023	$0.07
Quarterly	November 8, 2023	November 16, 2023	November 22, 2023	$0.09
Special	May 9, 2023	May 18, 2023	May 25, 2023	$0.20
Special	November 8, 2023	November 16, 2023	November 22, 2023	$0.55

Stockholders
Based on information made available to us by the transfer agent, as of February 23, 2024, we have 98 holders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, two holders of record of our Class B Common Stock, 24 holders of record of our Class C Common Stock and two holders of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.
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
Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended December 31, 2023 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2023 - October 31, 2023	625,000	$16.77	625,000	28
November 1, 2023 - November 30, 2023	162,499	18.87	162,499	125
December 1, 2023 - December 31, 2023	—	—	—	125
Total	787,499	17.20	787,499
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022 and publicly announced by the Company on May 16, 2022, and increased on November 8, 2023. The share repurchase program provides for the purchase by the Company of up to $200 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of December 31, 2023, $125,424 remains available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Stock Performance Graph
The following graph compares the relative performance of our Class A Common Stock, with the total cumulative return of the S&P 500 Index, S&P Software & Services Select Industry Index and NASDAQ Composite Index. This graph covers the period from June 30, 2021 through December 31, 2023. The comparison assumes an investment of $100 on June 30, 2021 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The S&P 500 and Nasdaq, Inc. indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our Common Stock.

    This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act except as expressly set forth by specific reference in such filing.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.
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
The discussion in this MD&A is generally related to 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
CLEAR is an identity company making experiences safer and easier digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, friction-free experiences in airports for over 14 years, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR –offering consumers increased choice in how and where to sign up for this popular trusted traveler program. Our free flagship CLEAR app offers consumer products like Home-to-Gate, which includes RESERVE Powered by CLEAR, our virtual queuing technology that enables customers to prebook a spot in the airport security line so they don’t have to wait. CLEAR Verified, our B2B offering, enables our partners to leverage our digital identity technology and reusable member network to facilitate secure and frictionless experiences digitally and physically via our SDKs and APIs.
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
Acquisitions
During the year ended December 31, 2023, the Company made a strategic acquisition of certain assets of Sora ID, Inc., a one-click know your customer (“KYC”) solution which provides technology that is KYC compliant, and is transferable across financial institutions – creating a unique, reusable verification product. Additionally, during the year ended December 31, 2021, the Company acquired Whyline, Inc., our virtual queuing technology that enables customers to manage lines, and also acquired certain assets of Atlas Certified, LLC, our automated solution to verify professional licenses and certification data across industries.
Revenues and operating income (loss) related to these acquisitions for the years ended December 31, 2023, 2022, and 2021 were insignificant to the consolidated financial statements for all periods presented. See Note 3 within the consolidated financial statements included in this document for more information on acquisitions.
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

	Years ended December 31,
	2023	2022	$ Change	% Change
Total Bookings (in millions)	$711.8	$527.0	$184.8	35%

Total Bookings increased by $184.8 million, or 35%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by new Member enrollments, pricing increases, and strong retention of existing Members.

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

	As of December 31,
	2023	2022	Change	% Change
Total Cumulative Enrollments (in thousands)	20,194	15,384	4,810	31%

Total Cumulative Enrollments were 20,194 as of December 31, 2023 and 15,384 as of December 31, 2022, which represented a 31% increase. The year over year increase was driven by growth in CLEAR Plus enrollments, as well as increased contributions from CLEAR Verified.
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

	As of December 31,
	2023	2022	Change	% Change
Total Cumulative Platform Uses (in thousands)	180,807	129,617	51,190	39%

Total Cumulative Platform Uses was 180,807 as of December 31, 2023 and 129,617 as of December 31, 2022, which represented a 39% increase, driven by the continued strength in air travel leading to increases in CLEAR Plus verifications combined with an increased contributions from CLEAR Verified uses.
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

	As of December 31,
	2023	2022	Change
Annual CLEAR Plus Net Member Retention	86.3%	91.9%	(5.6%)
Annual CLEAR Plus Net Member Retention was 86.3% as of December 31, 2023 and 91.9% as of December 31, 2022, a year-over-year decrease of 560 basis points. The decline was primarily driven by a normalization of winbacks, a larger pool of Members up for renewal year over year, and NextGen Identity+ upgrades, which we prioritized over our typical focus on reactivating Members in the lane. Excluding the impact of NextGen Identity+ upgrades we estimate Annual CLEAR Plus Net Member Retention would have been 87.3%.
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

	As of December 31,
	2023	2022	Change
Active Clear Plus Members	6,720	5,448	23%

Active CLEAR Plus Members was 6,720 as of December 31, 2023 and 5,448 as of December 31, 2022, which represented a 23% increase, driven by new Members added through airport, partner and organic channels in existing and new airports.

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

	As of December 31,
	2023	2022	Change
Annual CLEAR Plus Member Usage	8.1x	8.6x	(6%)

Annual Usage was 8.1x as of December 31, 2023 and 8.6x as of as of December 31, 2022, which represented a 6% decrease.
Non-GAAP Financial Measures
In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA (Loss), Adjusted EBITDA Margin, Free Cash Flow, Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Common Share, Diluted as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our Non-GAAP financial measures are expressed in thousands.

We periodically reassess the components of our Non-GAAP adjustments for changes in how we evaluate our performance and changes in how we make financial and operational decisions to ensure the adjustments remain relevant and meaningful.

Adjusted EBITDA (Loss) and Adjusted EBITDA Margin
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

See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net income (loss) to Adjusted EBITDA (Loss)

	For the year ended December 31,
(In thousands)	2023	2022	2021
Net income (loss)	$49,888	$(115,436)	$(115,171)
Income tax expense (benefit)	724	(2,062)	233
Interest income (expense), net	(29,013)	(6,586)	349
Other income (expense), net	107	(4,850)	(344)
Depreciation and amortization	21,649	18,792	12,358
Acquisition-related costs	457	—	1,391
Impairment on assets	4,975	1,851	—
Equity-based compensation expense	37,293	138,495	37,223
Warrant liabilities	—	—	12,796
Adjusted EBITDA (Loss)	$86,080	$30,204	$(51,165)

Revenue	$613,579	$437,434	$253,953
Net income Margin	8%	(26)%	(45)%
Adjusted EBITDA Margin	14%	7%	(20)%
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)

	For the year ended December 31,
(In thousands)	2023	2022	2021
Net income (loss) attributable to Clear Secure,. Inc	$28,108	$(65,573)	$(36,082)
Reallocation of net income (loss) attributable to non-controlling interests	21,780	(49,863)	(32,240)
Net income (loss) per above	49,888	(115,436)	(68,322)
Equity-based compensation expense	37,293	138,495	33,929
Amortization of acquired intangibles	3,268	3,161	—
Acquisition-related costs	457	—	1,391
Income tax effect*	(1,610)	(1,604)	—
Adjusted Net Income (Loss)	$89,296	$24,616	$(33,002)
* There was no income tax impact due to the fact that the Company’s effective tax rate was approximately 0% for the year ended December 31, 2021.

Calculation of Adjusted Weighted-Average Shares Outstanding

	As of December 31,
	2023	2022
Weighted-average number of shares outstanding, basic for Class A Common Stock	89,695,439	81,117,184
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	907,234	1,007,686
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	35,586,829	41,265,522
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,796,690	26,501,898
Assumed weighted-average conversion of vested and outstanding warrants	—	164,623
Adjusted Weighted-Average Number of Shares Outstanding, Basic	151,986,192	150,056,913
Weighted-average impact of unvested RSAs	37,861	863,904
Weighted-average impact of unvested RSUs	955,661	631,104
Weighted-average impact of unvested performance based RSUs	20,850	—
Total incremental shares	1,014,372	1,495,008
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	153,000,564	151,551,921

Calculation of Adjusted Net Income per Common Share, Basic

	For the year ended December 31,
	2023	2022
Adjusted Net Income in thousands	$89,296	$24,616
Adjusted Weighted-Average Number of Shares Outstanding, Basic	151,986,192	150,056,913
Adjusted Net Income per Common Share, Basic	$0.59	$0.16

Calculation of Adjusted Net Income per Common Share, Diluted

	For the year ended December 31,
	2023	2022
Adjusted Net Income in thousands	$89,296	$24,616
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	153,000,564	151,551,921
Adjusted Net Income per Common Share, Diluted	$0.58	$0.16

Summary of Adjusted Net Income per Common Share:

	For the year ended December 31,
	2023	2022
Adjusted Net Income per Common Share, Basic	$0.59	$0.16
Adjusted Net Income per Common Share, Diluted	$0.58	$0.16
Reconciliation of Net cash provided by (used in) operating activities to Free Cash Flow

	For the year ended December 31,
(In thousands)	2023	2022	2021
Net cash provided by (used in) operating activities	$225,033	$168,310	$69,707
Purchases of property and equipment	(25,555)	(31,362)	$(28,148)
Share repurchases over fair value	—	—	$712
Free Cash Flow	$199,478	$136,948	$42,271
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

Operating Expenses
Cost of revenue share fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s Members with the host airports and airlines (“Revenue Share”). The Revenue Share fee is generally prepaid to the host airport in the period collected from the Member. The Revenue Share fee is capitalized and subsequently amortized to operating expense over each Member’s subscription period. Such prepayments are recorded in “Prepaid revenue share fee” in the Company’s consolidated balance sheets. Cost of revenue share fee also includes a fixed fee component which is expensed in the period incurred and certain overhead related expenses paid to the airports in relation to our Revenue Share arrangements.
Cost of direct salaries and benefits
Cost of direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field Ambassadors and field managers directly assisting Members and their corresponding travel related costs. Employee-

related costs recorded in direct salaries and benefits consist of salaries, taxes, benefits and equity-based compensation and expenses under arrangements related to the use of certain space at airports.
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
Interest income (expense), net
Interest income (expense), net primarily consists of interest income from our investment holdings and discount accretion on our marketable securities partially offset by issuance costs on our revolving credit facility.
Other income (expense), net
Other income (expense), net consists of certain non-recurring non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner and other items such as sublease income and changes in the fair value of contingent consideration.
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

Summary and discussion of the years ended December 31, 2023, 2022 and 2021 (in millions):

	Years ended December 31,
	2023	2022	2021
Revenue	$613.6	$437.4	$254.0
Operating expenses(1):
Cost of revenue share fee	$88.6	$56.3	$37.2
Cost of direct salaries and benefits	$142.8	$104.8	$67.7
Research and development	$74.4	$66.8	$47.5
Sales and marketing	$43.5	$41.7	$35.2
General and administrative	$222.4	$278.1	$168.9
Depreciation and amortization	$21.6	$18.8	$12.4
Operating income (loss)	$20.1	$(129.1)	$(114.9)
Other income (expense)
Interest income (expense), net	$29.0	$6.6	$(0.3)
Other income (expense), net	$1.5	$5.0	$0.3
Income (loss) before tax	$50.6	$(117.5)	$(114.9)
Income tax benefit (expense)	$(0.7)	$2.1	$(0.2)
Net income (loss)	$49.9	$(115.4)	$(115.1)
(1) Amounts related to the Company’s total equity-based compensation expense including warrants (refer to Note 13 within the consolidated financial statements for a description for equity-based warrants) and excluding additional expense related to repurchases, as follows:

	Year Ended December 31, 2023 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$(281)	$—	$—	$515	$234
Research and development(1)	(2,662)	—	—	8,635	5,973
Sales and marketing	(239)	—	—	852	613
General and administrative(2)	(3,028)	623	19,815	13,063	30,473
Total equity-based compensation	$(6,210)	$623	$19,815	$23,065	$37,293
(1) Includes $12.7 million employee equity-based compensation forfeitures for the year ended December 31, 2023.
(2) Includes $4.3 million employee equity-based compensation forfeitures for the year ended December 31, 2023.

	Year Ended December 31, 2022 (in thousands)
	Pre-IPO employee performance awards	Warrants	Founder PSU	Employee equity-based awards	Total
Cost of direct salaries and benefits	$87	$—	$—	$269	$356
Research and development	2,567	—	—	15,003	17,570
Sales and marketing	181	—	—	385	566
General and administrative	3,278	77,033	26,301	13,391	120,003
Total equity-based compensation	$6,113	$77,033	$26,301	$29,048	$138,495

Revenue

	Years ended December 31,
	2023	2022	$ Change	% Change
Revenue	$613.6	$437.4	$176.2	40%
Revenue increased by $176.2 million, or 40%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The change was primarily due to an increase in the number of CLEAR Plus Members. Approximately 30% of paying CLEAR Plus Members were on a family plan as of December 31, 2023 and 2022.

Cost of revenue share fee

	Years ended December 31,
	2023	2022	$ Change	% Change
Cost of revenue share fee	$88.6	$56.3	$32.3	57%

Cost of revenue share fee increased by $32.3 million, or 57%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The change was driven primarily by an increase of $8.5 million, or a 52% increase, in fixed airport fees and $23.9 million, or a 60% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by $2.5 million and $5.3 million in the twelve months ended December 31, 2023 and 2022, respectively.
Cost of direct salaries and benefits

	Years ended December 31,
	2023	2022	$ Change	% Change
Cost of direct salaries and benefits	$142.8	$104.8	$38.0	36%
Cost of direct salaries and benefits expenses increased by $38.0 million, or 36%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The change was primarily due to increased employee compensation costs of $36.4 million caused by new airport openings and expansions and increased travel volumes leading to higher staffing needs.

Research and development

	Years ended December 31,
	2023	2022	$ Change	% Change
Research and development	$74.4	$66.8	$7.6	11%
Research and development expenses increased by $7.6 million, or 11%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The change was primarily due to $4.6 million of increased allocated overhead costs, $2.2 million of increased non-cash impairment of certain assets, and $1.2 million of increased professional fees. These increases were partially offset by a $0.4 million decrease in employee related costs. Within employee related costs there was $12.7 million of employee equity-based compensation forfeitures and $1.5 million of streamlining severance costs recorded in 2023.

Sales and marketing

	Years ended December 31,
	2023	2022	$ Change	% Change
Sales and marketing	$43.5	$41.7	$1.8	4%
Sales and marketing expenses increased by $1.8 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The change was driven primarily by a $2.0 million increase in employee compensation costs, $1.8 million increase in discretionary marketing expense, and $0.8 million related to increased allocated overhead costs, partially offset by a $2.7 million decrease in Ambassador commission expense.
General and administrative

	Years ended December 31,
	2023	2022	$ Change	% Change
General and administrative	$222.4	$278.1	$(55.7)	(20)%
General and administrative expenses decreased by $55.7 million, or 20%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by a $76.8 million charge of United Airlines warrants during 2022, which did not reoccur in 2023, and a $6.4 million decrease in employee related costs. Within employee related costs there was $4.3 million of equity-based compensation forfeitures and $1.1 million of streamlining severance costs recorded in 2023. These decreases were partially offset by an $8.4 million increase in technology costs, $7.9 million increase of credit card fees due to higher Total Bookings, $5.4 million increase of allocated overhead costs, and $3.5 million increase of professional fees.

Non-operating income (expense)

	Years ended December 31,
	2023	2022	$ Change	% Change
Interest income (expense), net	$29.0	$6.6	$22.4	340%

Interest income, net increased by $22.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily driven by higher interest rates and higher average marketable securities and cash and cash equivalents balances.

	Years ended December 31,
	2023	2022	$ Change	% Change
Other income	$1.6	$7.3	$(5.7)	N/A
Other expense	$(0.1)	$(2.4)	$2.3	N/A
Other income (expense), net	$1.5	$5.0	$(3.5)	(71)%
Other income, net decreased by $3.5 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily due to a decrease of $6.6 million in partnership income, partially offset by an increase in sublease income.

Income tax benefit (expense)

	Years ended December 31,
	2023	2022	$ Change	% Change
Income tax benefit (expense)	$(0.7)	$2.1	$(2.8)	N/A

Income tax expense increased by $2.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits), in addition to a state tax remeasurement benefit that occurred for the year ended December 31, 2022.
Liquidity and Capital Resources
Our operations have historically been financed primarily through equity financing and cash flow from operating activities. As of December 31, 2023, we had cash and cash equivalents of $57.9 million and marketable securities of $665.2 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations and investments that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock, pay cash dividends (and distributions in respect thereof) and distribute to members for tax payments. We plan to finance our operations, future stock repurchases, cash dividends, and distributions (to the extent declared), and capital expenditures largely through cash generated from the proceeds of our IPO and operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including payment of dividends, potential stock repurchases, and known commitments and contingencies as discussed below. We expect that future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion, and general corporate infrastructure.

On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On November 8, 2023, the Company announced that its Board authorized a $100 million increase to its existing Class A Common Stock share repurchase program. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the year ended December 31, 2023, the Company repurchased 3,112,694 shares for $69.7 million. The repurchased shares were retired. As of December 31, 2023, $125,424 million remains available under the repurchase authorization.

During the first quarter of 2024, the Company used $5.2 million to repurchase and retire 289,196 shares of Class A Common Stock at an average price of $17.99.
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

On August 2, 2023, the Company announced that our Board adopted a dividend policy (the "Dividend Policy") of paying a quarterly cash dividend to holders of Class A Common Stock and Class B Common Stock. The amount of such quarterly dividends are subject to approval of the actual amount by the Board at the time of such dividend declaration. It is expected that the dividends will be funded by proportionate cash distributions by Alclear to all of its members as of the applicable record date, including holders of non-controlling interests in Alclear and the Company. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s results of operations, cash flows, financial position and capital requirements, as well as general business conditions, legal, tax and regulatory restrictions and other factors the Board deems relevant at the time it determines to declare such dividends.

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

On February 15, 2024, the Company announced that its Board declared a quarterly dividend of $0.09 per share, payable on March 5, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on February 26, 2024. To the extent the quarterly dividend exceeds the Company's current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

To the extent that any of the dividends discussed above exceed the Company's current and accumulated earnings and profits, a portion of the dividend may be deemed a return of or a capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Refer to our risks and uncertainties discussed under the heading "Forward-Looking Statements" and in Part I. Item 1A. "Risk Factors" for further information.
Credit Agreement
On March 31, 2020, we entered into a credit agreement (as amended, restated or otherwise modified, the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, London Interbank Offered Rate (“LIBOR”) or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into a second amendment to the Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026.

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

As of December 31, 2023, the Company had a remaining borrowing capacity of $68.4 million, net of standby letters of credit, and had no outstanding debt obligations. Additionally, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 21 within the consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Years Ended December 31,
	2023	2022	2021	$ Change 2023 vs 2022	$ Change 2023 vs 2022
Net cash provided by (used in) operating activities	$225.0	$168.3	$69.7	$56.7	34%
Net cash used in investing activities	(15.5)	(359.6)	(403.2)	344.1	(96)%
Net cash provided by (used in) financing activities	(216.0)	(48.9)	503.4	(167.1)	342%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6.5)	(240.2)	169.9	233.7	(97)%
Exchange rate effect on cash and cash equivalents, and restricted cash	—	—	—	N/A	N/A
Cash, cash equivalents, and restricted cash, beginning of year	68.9	309.1	139.1	(240.2)	(78)%
Cash, cash equivalents, and restricted cash, end of period	$62.4	$68.9	$309.0	$(6.5)	(9)%

Cash flows from operating activities
For the year ended December 31, 2023, net cash provided by operating activities was $225.0 million compared to $168.3 million for the year ended December 31, 2022, an increase of $56.7 million. This change was due to a year-over-year increase in net income of $165.3 million offset by a decrease in working capital changes of $5.6 million and a decrease in non-cash adjustments to net income of $102.9 million primarily driven by $101.2 million decrease in equity-based compensation.
Cash flows from investing activities
For the year ended December 31, 2023, net cash used in investing activities was $15.5 million compared to $359.6 million for the year ended December 31, 2022, a decrease of $344.1 million. The change was primarily due to an increase in the net sales and maturities of marketable securities of $348.1 million and a decrease in capital expenditures of $5.8 million offset by a purchase of a strategic investment of $6.0 million and cash consideration paid as part of business combination of $3.8 million.
Cash flows from financing activities
For the year ended December 31, 2023, net cash used in financing activities was $216.0 million compared to $48.9 million for the year ended December 31, 2022, an increase of $167.1 million. The change was due to an increase in the amounts used to repurchase Class A Common Stock of $64.8 million, payments of dividends and distributions of $87.1 million, tax distribution to members of $13.9 million, and payment of taxes on net settled stock based awards of $1.4 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of December 31, 2023, we had future minimum payments of $207.7 million, with $15.0 million due within 12 months. See Note 8 within the consolidated financial statements for information related to our lease obligations.

We enter into agreements with airports for access to floor and office space. As of December 31, 2023, we had future minimum payments of $55.0 million. See Note 18 within the consolidated financial statements.
The Company has commitments for future marketing expenditures to sports stadiums of $9.3 million as of December 31, 2023.

As of December 31, 2023, the Company is subject to certain minimum spend commitments of approximately $1.9 million over the next year under service arrangements.

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
Under Accounting Standards Codification (“ASC”) 606, Revenue Recognition, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.
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

Tax Receivable Agreement

The Company entered into a TRA which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of December 31, 2023, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability except for realized tax benefit payment with respect to the 2022 tax year.

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

Interest Rate Risk

We had cash and cash equivalents of $57.9 million as of December 31, 2023. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of December 31, 2023, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $665.2 million as of December 31, 2023. This amount was invested primarily in government securities, money market funds, commercial paper, corporate notes and bonds. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $4.5 million that would be recognized in accumulated other comprehensive loss within the consolidated balance sheets.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business are transacted in the U.S. dollar, foreign currency translation risk was insignificant for the year ended December 31, 2023.
ITEM 8. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Secure, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clear Secure, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable capital units and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Accounting for Accrued partnership liability

Description of the Matter	As described in Notes 2 and 12 to the consolidated financial statements, the Company offers beneficial pricing to its members through several channels including credit card partnerships. Membership subscription revenue is reduced by the Company’s estimate of its obligation to fund a portion of credit card benefits issued to members through a partnership with one credit card at the end of the respective contract year. The obligation varies based on the number of members enrolled each contract year. Included in accrued partnership liabilities of approximately $96.3 million is the estimated amount due for the Company funded portion of the credit card benefits for one credit card as of December 31, 2023.

Auditing management’s estimate of the accrued partnership liability and the related reduction to membership subscription revenue was complex and required significant judgment due to the level of uncertainty in the assumption used by management. In particular, management was required to forecast the volume of membership enrollments through this credit card partner for the remaining contract year in order to estimate the Company’s obligation under the arrangement as of December 31, 2023. Changes in this estimate can have a significant impact on the amount of revenue recognized and the related liability.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the estimated accrued partnership liability and the related reduction to membership subscription revenue. This included testing controls over management’s review of the significant assumption described above.

To test the Company’s estimate of the accrued partnership liability and the related reduction to membership subscription revenue, our audit procedures included, among others, evaluating the methodology, testing the significant assumption and testing the completeness and accuracy of the underlying data used by management in its analyses. This included reviewing the terms of the partnership agreement, confirmation of actual enrollment credits data with the credit card partner for the contract period through December 31, 2023 and testing management's estimate of future membership enrollments for the remaining contract period by comparing the enrollment assumption used by management to historical trends, assessing the historical accuracy of management’s estimate and performing sensitivity analyses to evaluate the changes in membership subscription revenue and the accrued partnership liability that would result from changes in the significant assumption.
We have served as the Company’s auditor since 2019.

/s/ Ernst & Young LLP
New York, New York
February 28, 2024

CLEAR SECURE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$57,900	$38,939
Marketable securities	665,197	665,810
Accounts receivable	526	1,169
Prepaid revenue share fee	24,402	17,585
Prepaid expenses and other current assets	22,009	18,097
Total current assets	770,034	741,600
Property and equipment, net	62,611	57,924
Right of use asset, net	115,874	123,880
Intangible assets, net	20,825	22,292
Goodwill	62,757	58,807
Restricted cash	4,501	29,945
Other assets	8,407	3,069
Total assets	$1,045,009	$1,037,517

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,781	$7,951
Accrued liabilities	164,015	106,070
Deferred revenue	376,253	283,452
Total current liabilities	552,049	397,473
Other long term liabilities	123,736	129,123
Total liabilities	675,785	526,596
Commitments and contingencies (Note 18)
Class A Common Stock, $0.00001 par value—1,000,000,000 shares authorized; 91,786,941 shares issued and outstanding as of December 31, 2023 and 87,841,336 shares issued and 87,760,831 shares outstanding as of December 31, 2022	1	1
Class B Common Stock, $0.00001 par value—100,000,000 shares authorized; 907,234 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class C Common Stock, $0.00001 par value—200,000,000 shares authorized; 32,234,914 and 38,290,964 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class D Common Stock, $0.00001 par value—100,000,000 shares authorized; 25,796,690 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Accumulated other comprehensive loss	2,050	(1,529)
Treasury stock at cost, none and 80,505,000 shares as of December 31, 2023 and 2022, respectively	—	—
Accumulated deficit	(73,714)	(101,797)
Additional paid-in capital	304,992	394,390
Total stockholders’ equity attributable to Clear Secure, Inc.	233,329	291,065
Non-controlling interest	135,895	219,856
Total stockholders’ equity	369,224	510,921
Total liabilities and stockholders’ equity	$1,045,009	$1,037,517
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2023	2022	2021
Revenue	$613,579	$437,434	$253,953

Operating expenses:
Cost of revenue share fee	88,647	56,267	37,206
Cost of direct salaries and benefits	142,820	104,787	67,730
Research and development	74,444	66,799	47,490
Sales and marketing	43,525	41,679	35,200
General and administrative	222,356	278,174	168,902
Depreciation and amortization	21,649	18,792	12,358
Operating income (loss)	20,138	(129,064)	(114,933)

Other income (expense)
Interest income (expense), net	29,013	6,586	(349)
Other income (expense), net	1,461	4,980	344
Income (loss) before tax	50,612	(117,498)	(114,938)
Income tax benefit (expense)	(724)	2,062	(233)
Net income (loss)	49,888	(115,436)	(115,171)
Less: net income (loss) attributable to non-controlling interests	21,780	(49,863)	(79,089)
Net income (loss) attributable to Clear Secure, Inc.	$28,108	$(65,573)	$(36,082)

Net income (loss) per share of Class A and B Common Stock (Note 16)
Net income (loss) per common share basic, Class A	$0.31	$(0.80)	$(0.48)
Net income (loss) per common share basic, Class B	$0.31	$(0.80)	$(0.48)
Net income (loss) per common share diluted, Class A	$0.31	$(0.80)	$(0.48)
Net income (loss) per common share diluted, Class B	$0.31	$(0.80)	$(0.48)
Weighted-average shares of Class A Common Stock outstanding, basic	89,695,439	81,117,184	75,515,242
Weighted-average shares of Class B Common Stock outstanding, basic	907,234	1,007,686	1,042,234
Weighted-average shares of Class A Common Stock outstanding, diluted	90,709,811	81,117,184	75,515,242
Weighted-average shares of Class B Common Stock outstanding, diluted	907,234	1,007,686	1,042,234
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the year ended December 31,
	2023	2022	2021
Net income (loss)	$49,888	$(115,436)	$(115,171)
Other comprehensive income (loss)
Currency translation	(20)	(84)	133
Unrealized gain (loss) on fair value of marketable securities	5,961	(2,586)	(304)
Total other comprehensive income (loss)	5,941	(2,670)	(171)
Comprehensive income (loss)	55,829	(118,106)	(115,342)
Less: comprehensive income (loss) attributable to non-controlling interests	24,142	(51,107)	(79,156)
Comprehensive income (loss) attributable to Clear Secure, Inc.	$31,687	$(66,999)	$(36,186)
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CAPITAL UNITS AND STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Class A		Class B		Class C		Class D			Accumulated Other Comprehensive Income	Treasury Stock		Accumulated Deficit	Total Equity Attributable to Clear Secure Inc.	Non-Controlling Interest	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital		Number of Shares	Amount
Balance, January 1, 2023	87,760,831	$1	907,234	$—	38,290,964	$—	25,796,690	$—	$394,390	$(1,529)	80,505	$—	$(101,797)	$291,065	$219,856	$510,921
Net income	—	—	—	—	—	—	—	—	—	—	—	—	28,108	28,108	21,780	49,888
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,579	—	—	—	3,579	2,362	5,941
Equity-based compensation expense, net of forfeitures	(3,079)	—	—	—	—	—	—	—	22,782	—	3,079	—	—	22,782	15,312	38,094
Net share settlements of stock-based awards	551,178	—	—	—	—	—	—	—	(2,436)	—	(83,584)	—	—	(2,436)	(4,378)	(6,814)
Warrant expense	—	—	—	—	—	—	—	—	366	—	—	—	—	366	257	623
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,615	—	—	—	—	1,615	(1,615)	—
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,674)	(42,674)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(25)	(25)	(34,593)	(34,618)
Exchange of shares	6,056,050	—	—	—	(6,056,050)	—	—	—	20,691	—	—	—	—	20,691	(20,691)	—
Special dividends	—	—	—	—	—	—	—	—	(67,998)	—	—	—	—	(67,998)	—	(67,998)
Dividends	—	—	—	—	—	—	—	—	(14,466)	—	—	—	—	(14,466)	—	(14,466)
Repurchase and retirement of Class A Common Stock	(3,112,694)	—	—	—	—	—	—	—	(49,952)	—	—	—	—	(49,952)	(19,721)	(69,673)
Balance, December 31, 2023	91,786,941	$1	907,234	$—	32,234,914	$—	25,796,690	$—	$304,992	$2,050	—	$—	$(73,714)	$233,329	$135,895	$369,224

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
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(dollars in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$49,888	$(115,436)	$(115,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation on property and equipment	18,215	15,524	12,358
Amortization on intangible assets	3,434	3,268	—
Noncash lease expense	6,468	3,769	—
Impairment of assets	4,975	3,068	4,567
Equity-based compensation	37,293	138,495	36,511
Warrant liabilities	—	—	12,796
Deferred income tax expense (benefit)	(722)	(2,471)	—
Amortization of revolver loan costs	339	440	358
Premium amortization (discount accretion) on marketable securities	(13,804)	(2,958)	675
Changes in operating assets and liabilities:
Accounts receivable	643	4,162	(4,208)
Prepaid expenses and other assets	(3,192)	991	(11,422)
Prepaid revenue share fee	(6,817)	(7,313)	(4,798)
Accounts payable	4,525	(752)	1,451
Accrued and other long term liabilities	33,714	34,979	50,045
Deferred revenue	92,801	94,889	87,021
Operating lease liabilities	(2,727)	(2,345)	—
Deferred rent	—	—	(476)
Net cash used provided by operating activities	225,033	168,310	69,707

Cash flows provided by (used in) investing activities:
Business combinations, net of cash acquired	(3,750)	—	(75,834)
Purchases of marketable securities	(952,655)	(1,462,550)	(987,966)
Proceeds from sales and maturities of marketable securities	973,032	1,134,864	689,572
Purchase of strategic investment	(6,000)	—	—
Purchases of property and equipment	(25,555)	(31,362)	(28,148)
Purchases of intangible assets	(580)	(545)	(822)
Net cash used in investing activities	(15,508)	(359,593)	(403,198)

Cash flows provided by (used in) financing activities:
IPO proceeds, net of underwriter fees and issuance costs	—	(297)	436,837
Repurchase of Class A Common Stock	(69,673)	(4,902)	(11,744)
Proceeds from issuance of members’ equity, net of issuance costs	—	—	80,277
Issuance of warrants	—	—	289
Proceeds from the exercise of warrants	—	—	2,575
Payment of dividend	(14,483)	—	—
Payment of special dividend	(68,038)	(21,843)	—
Distributions to members	(42,674)	(16,250)	—
Tax distribution to members	(13,929)	(171)	(4,114)
Debt issuance costs	(396)	—	(718)
Payment of taxes on net settled stock-based awards	(6,814)	(5,411)	—
Net cash provided by (used in) financing activities	(216,007)	(48,874)	503,402

Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,482)	(240,157)	169,911
Cash, cash equivalents, and restricted cash, beginning of period	68,884	309,126	139,082
Exchange rate effect on cash and cash equivalents, and restricted cash	(1)	(85)	133
Cash, cash equivalents, and restricted cash, end of period	$62,401	$68,884	$309,126
See notes to consolidated financial statements

	For the year ended December 31,
	2023	2022	2021
Cash and cash equivalents	$57,900	$38,939	$280,107
Restricted cash	4,501	29,945	29,019
Total cash, cash equivalents, and restricted cash	$62,401	$68,884	$309,126
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

The Company operates an identity company under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 56 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR, which offers consumers increased choice in how and where to sign up for this popular trusted traveler program; CLEAR Verified, our B2B offering, which enables our partners to leverage our digital identity technology and reusable member network to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces; and our free flagship CLEAR app, which offers consumer products like Home-to-Gate, RESERVE Powered by CLEAR, our virtual queuing technology that enables customers to prebook a spot in airport security line so they don’t have to wait.
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
On July 2, 2021, the Company completed the IPO of its Class A Common Stock. In the IPO, the Company sold an aggregate of 15,180,000 shares of Class A Common Stock, $0.00001 par value per share, at an offering price of $31 per share including as a result of the underwriters exercising their option to purchase up to 1,980,000 shares of Class A Common Stock. As a result, Clear Secure, Inc. received net proceeds from the IPO of approximately $445,875 after deducting underwriting discounts and commissions. As a result of the IPO, the Company contributed the net IPO proceeds to Alclear in exchange for 15,180,000 Alclear Units. For the years ended December 31, 2023, 2022 and 2021, the Company incurred none, $297, and $9,038, respectively, of issuance related costs as a result of the IPO that were recorded within additional paid in capital within the consolidated balance sheets.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with U.S. GAAP and presented in U.S. Dollars in thousands. Intercompany transactions and balances are eliminated upon consolidation. The Company is managed and organized by major functional departments that operate on a consolidated basis. The Company has one operating and reportable segment.
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
Concentration of credit risk
Financial instruments that are exposed to concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts held in excess of federal insurance limits. Exposure to credit risk is reduced by placing such deposits or other temporary investments with high credit quality financial institutions. As of December 31, 2023 and 2022, the Company held cash balances in excess of insured limits.

Revenue recognition

The Company has derived substantially all of its historical revenue from subscriptions to its consumer aviation service, CLEAR Plus. The Company offers certain limited-time free trials, family pricing, and other beneficial pricing through several channels including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds, and credit card chargebacks. The membership subscription revenue is also reduced by the Company’s funded portion of credit card benefits issued to Members through a partnership with one credit card at the end of the contract period. The Company’s funded portion varies based on total number of Members enrolled each contract year.
Under Accounting Standards Codification (“ASC”) 606, Revenue Recognition, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.
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
Cost of revenue share fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated from the Company’s Members with the host airports (“Cost of revenue share fee”). The Cost of revenue share fee is generally prepaid to the host airport in the period collected from the customer. The Cost of revenue share fee is capitalized and subsequently amortized to operating expense over each Member’s subscription period. Such prepayments are recorded in “Prepaid revenue share fee” in the consolidated balance sheets.
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
Interest income (expense), net
Interest income (expense), net primarily consists of interest income from our investment holdings and discount accretion on our marketable securities partially offset by issuance costs on our revolving credit facility.
Other income (expense), net
Other income (expense), net consists of certain non-recurring non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a minimum annual guarantee paid of approximately none, $7,100, and $5,799, respectively.

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $12,907, $10,903, and $16,140, respectively, of advertising costs.

Cash and cash equivalents
The Company defines cash equivalents as all highly liquid investments purchased with original maturities of three months or less when purchased. Cash and cash equivalents consist primarily of short-term treasury bills. Cash and cash equivalents as of December 31, 2023 and 2022 was $57,900 and $38,939, respectively, and includes amounts due from third party institutions which generally settle within three business days, of $10,243 and $6,497 as of December 31, 2023 and 2022, respectively.
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
Accounts receivable
The Company records trade accounts receivable at the invoiced amount and they do not bear interest. The Company has a policy to review outstanding receivables on a periodic basis for collectability and does not maintain an allowance for doubtful accounts as of December 31, 2023 and 2022.

The Company monitors and records any expected credit losses under ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) within general and administrative within the consolidated financial statements. The Company recorded no losses for the years ended December 31, 2023 and 2022.
Property and equipment, net
Property and equipment, net is stated at cost, less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized based on the shorter of the useful lives or the terms of the leases ranging from 1 to 15 years.
The Company capitalizes qualifying internal-use software development costs. During the application development phase, costs are capitalized and amortized on a straight-line basis over such software’s estimated useful life, which is generally 3 to 5 years. Capitalized software development costs are reflected in “Property and equipment, net” in the consolidated balance sheets. Software development costs incurred in the design or maintenance phase and minor upgrades and enhancements of software without adding additional functionality are expensed as incurred and included in “Research and development” in the consolidated statements of operations. See Note 7 for additional details on property and equipment.
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
During 2022, the Company entered into a sublease for a portion of its previous headquarters. Although the Company continues to account for its headlease based on the policies described in the section below as a lessee, the Company identified and evaluated for impairment of any long-lived assets associated with this lease by evaluating the recoverability of the asset group.

See Note 7 and Note 8 for further impact on the Company’s consolidated financial statements.

Leases
The Company has entered into agreements to lease certain office spaces. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three years or terminate. These optional periods have not been considered in the determination of the ROU assets or lease liabilities as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it only has operating leases. The lease terms are between 1 and 16.

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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
As a Lessor

During fiscal year 2022, the Company entered into certain transactions in the capacity of a sub-lessor. In a sublease, the original lease between the lessor and the Company (i.e., the head lease) remains in effect and the Company becomes the intermediate lessor. The Company accounts for the head lease and the sublease as separate contracts. The Company records sublease income within other income (expense), net in the consolidated statement of operations.

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
Income taxes
The Company is taxed as a corporation of U.S. federal and state income tax purposes. The Company’s consolidated subsidiary, Alclear, is taxed as a partnership for U.S. federal and state income tax purposes. The provision for income taxes primarily consists of state and local jurisdictions where partnerships (i.e., flow through entities) are taxable.
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

Historically, the Company's treasury stock consisted of forfeited restricted stock awards (“RSAs”) that are legally issued shares held by the Company, and is recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Board. As of December 31, 2023, there are no Restricted Stock Awards outstanding. Treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage. .
Investments in Equity Securities

In accordance with ASC 321 "Investments—Equity Securities,” investments in equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains, losses and impairments on investments in equity securities are recognized within other income (expense), net within the consolidated statements of operations. The Company regularly reviews its investments in equity securities not accounted for using the equity method or at fair value for impairment based on a qualitative assessment of a variety of factors. If an equity security is impaired, an impairment loss is recognized in the consolidated statements of

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
operations equal to the difference between the fair value of the investment and its carrying amount. During the years ended December 31, 2023, 2022 and 2021, the Company recognized no impairment charges on its investments in equity securities.

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
Basic loss per share of Class A Common Stock and Class B Common Stock is computed by dividing net income (loss) available to Clear Secure, Inc. by the respective weighted-average number of shares of Common Stock outstanding during the period, subject to certain adjustments in accordance to ASC 260. The Company applies the two-class method to calculate earnings per share for Class A Common Stock and Class B Common Stock. Accordingly, the Class A Common Stock and Class B Common Stock share equally in the Company’s net income and losses. Diluted earnings per share of Common Stock is computed by dividing net income attributable to Clear Secure, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Common Stock, by the weighted-average number of shares of Common Stock outstanding, adjusted to give effect to potentially dilutive securities. Refer to Note 16.
Consolidation and Non-Controlling Interest
The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:
•Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs; and

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
•Variable interest entities (“VIEs”) where the Company is the primary beneficiary.
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
Recently Adopted Accounting Pronouncements
Business Combinations
As of January 1, 2023, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). There was no significant impact within the consolidated financial statements as a result of this adoption.
Other Recent Accounting Pronouncements Adopted and New Standards and Interpretations Not Yet Effective
Other than the items discussed above, there are no standards issued by the FASB and adopted by the Company during 2023 that had a material impact on the Company’s consolidated financial statements. Additionally, other than disclosed below, there are no standards that are not yet effective that are applicable to the Company’s consolidated financial statements.

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)

In November 2023, the FASB issued ASU 2023-07, which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The guidance is effective for calendar year-end public entities in 2024 and should be adopted retrospectively unless impracticable. Early adoption is permitted. The Company did not early adopt this standard and does not anticipate a material impact of this standard on its consolidated financial statements.
ASU No 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”)

On December 13, 2023, the FASB issued ASU 2023-08, which provides accounting and disclosure guidance for crypto assets that meet the definition of an intangible asset and certain other criteria. In-scope assets are subsequently measured at fair value with changes recorded in the income statement. The standard requires separate presentation of (1) in-scope crypto assets from other intangible assets and (2) changes in the fair value of those crypto assets. Disclosure of significant crypto asset holdings and an annual reconciliation of the beginning and ending balances of crypto assets are also required. Companies will apply the new guidance by making a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual period the guidance is adopted. The guidance will be effective for all calendar year-end companies in 2025, including interim periods, with early adoption permitted. The Company did not early adopt this standard and does not anticipate a material impact of this standard on its consolidated financial statements.
ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)

On December 14, 2023, the FASB issued ASU 2023-09, which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective for calendar year-end public

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
business entities in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. The Company did not early adopt this standard and does not anticipate a material impact of this standard on its consolidated financial statements.
3. Business Combinations

2023 Acquisition

On September 5, 2023, CLEAR acquired certain assets of Sora ID, Inc., a one-click know your customer (“KYC”) solution which provides technology that is KYC compliant, and is transferable across financial institutions – creating a unique, reusable verification product.

The fair value of the purchase consideration was $5,250 including deferred consideration of $1,500 payable in two tranches at 15 and 30 months after closing. The acquisition was accounted for as a business combination. Of the total purchase consideration, $3,950 was recorded as goodwill and $1,300 as acquired intangible assets on the consolidated balance sheets. The intangible assets acquired relate to customer relationships and developed technology with useful lives of 3 and 5 years, respectively. The Company valued the intangible assets using the multi-period excess earnings method and the relief from royalty method, both under the income approach. The goodwill recognized was deductible for tax purposes.

The Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and is therefore subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations.

The Company incurred $0.5 million in acquisition related costs, which were expensed as incurred and included in general and administrative expenses in the consolidated statement of operations.

The Company also entered into an agreement to provide $4,000 of retention bonuses and $9,000 of post-combination remuneration in cash payments and RSUs upon satisfaction of certain post-closing financial metrics and continuing service requirements. These compensation expenses will be recognized within research and development and general and administrative expenses.

The retention bonuses of $4,000 consist of (i) cash payments to be made monthly for the six months following the closing date, and (ii) RSUs that vest in various tranches on June 30, 2024 and December 31, 2024, 2025 and 2026. For the post-combination remuneration, the amount of $9,000 will consist of two equal tranches of RSUs that will vest upon the achievement of specified operating metrics during the twelve month periods ended December 31, 2024 and December 31, 2025, respectively. The Company has not recorded any compensation expense related to the post-combination remuneration for the year ended December 31, 2023, as the performance criteria is not probable.

2021 Acquisitions

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

For the aforementioned acquisitions, the intangible assets acquired primarily relate to existing technology, customer relationships and brand names. The useful life of these intangible assets range from 3 to 12 years. The Company valued the intangible assets using the relief from royalty method and the multi-period excess earnings method, both under the income approach.

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

The cash consideration was $67,500 transferred upon closing, and an estimated contingent consideration of $100. The acquisition was accounted for as a business combination. Of the total purchase consideration, $54,792 was recorded as goodwill, $16,601 as acquired intangible assets, $3,792 as net deferred tax liabilities and $99 as net operating assets on the consolidated balance sheets. None of the goodwill recognized was deductible for tax purposes. During the twelve months ended December 31, 2022, the Company recorded a $984 decrease to goodwill, $2,100 to acquired intangible assets and a $1,116 increase to deferred tax liabilities, all on the consolidated balance sheets.

In conjunction with the acquisition, the Company entered into an agreement to issue Class A Shares of Common Stock upon satisfaction of terms related to the contingent consideration and remuneration for post-combination services (collectively referred to as the “Earn-Out”). The first tranche would have been settled upon the achievement of specified operating metrics during the twelve month period ended December 31, 2022. The second tranche would have been settled upon the achievement of specified operating metrics during the twelve month period ended December 31, 2023.

The maximum settlement of the contingent consideration was $6,666, which is not subject to the satisfaction of service based criteria. For remuneration for post-combination services, there was a maximum settlement of $13,334 that was based on performance and service based criteria being met; portions of these amounts would have been automatically be forfeited if the employment of specified individuals terminates prior to the end of the Earn-Out period. As none of the performance criteria for the Earn-Out were met, the Company did not record any expense for the years ended December 31, 2023, 2022 and 2021.
Atlas Certified, LLC.
On December 30, 2021, Alclear acquired certain assets of Atlas Certified LLC, which provides an automated solution to verify professional licenses and certification data across industries by communicating with certifying organizations for on demand, current and trusted data.

The fair value of the purchase consideration was $9,000. The acquisition was accounted for as a business combination. Of the total purchase consideration, $5,000 was recorded as goodwill and $4,000 as acquired intangible assets on the consolidated balance sheets. The goodwill recognized was deductible for tax purposes.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the years ended December 31, 2023, 2022 and 2021, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the years ended December 31, 2023, 2022 and 2021, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as follows:

	For the year ended December 31,
	2023	2022	2021
Balance as of January 1	$283,452	$188,563	$101,542
Deferral of revenue	$704,472	532,323	339,064
Recognition of deferred revenue	(611,671)	(437,434)	(252,043)
Balance as of December 31	$376,253	$283,452	$188,563

The Company has obligations for refunds and other similar items of $3,727 and $3,837 as of December 31, 2023 and 2022, respectively, recorded within accrued liabilities.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $281,786, $188,009 and $101,542, respectively, of revenue which was included in the opening deferred revenue balances.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2023 and 2022 consist of the following:

	As of December 31,
	2023	2022
Prepaid software licenses	$10,306	$9,362
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Prepaid insurance costs	1,946	2,613
Other current assets	8,755	5,120
Total	$22,009	$18,097
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, which are not considered Level 1 items.
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

The contractual maturities of investments classified as marketable securities are as follows as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Due within 1 year	$439,155	$549,213
Due within 2 years	226,042	116,597
Total marketable securities	$665,197	$665,810
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at December 31, 2023 and 2022:

	For the Year Ended December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$42,903	$16	$(24)	$42,895	2
U.S. Treasuries	324,274	2,896	(257)	326,913	1
Corporate bonds	294,540	969	(564)	294,945	2
Money market funds measured at NAV (a)	444	—	—	444	N/A
Total marketable securities	$662,161	$3,881	$(845)	$665,197

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
Of the total marketable securities held at fair value as of December 31, 2023, $84,246 was in a continuous unrealized loss for 12 months or longer. The Company had no continuous unrealized loss position from marketable securities as of December 31, 2023 or December 31, 2022 that was as a result of a credit deterioration. For the periods presented the Company does not intend to or will be required to sell these securities before recovery of their amortized cost bases.
7. Property and Equipment, net
Property and equipment as of December 31, 2023 and 2022 consist of the following:

	Depreciation Period in Years	As of December 31,
		2023	2022
Internally developed software	3-5	$62,306	$53,788
Acquired software	3	6,539	6,536
Equipment	5	33,624	29,651
Leasehold improvements	1-15	9,113	7,731
Furniture and fixtures	5	12,709	1,608
Construction in progress		8,672	14,102
Total property and equipment, cost		132,963	113,416
Less: accumulated depreciation		(70,352)	(55,492)
Property and equipment, net		$62,611	$57,924
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was approximately $18,215, $15,524 and $12,304 respectively.
During the years ended December 31, 2023 and 2022, $8,517 and $13,000 was capitalized in connection with internally developed software inclusive of $1,424 and none of equity-based compensation, respectively. Amortization expense on internally developed software was $8,307, $7,676 and $5,416 for the years ended December 31, 2023, 2022 and 2021 respectively.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of December 31, 2023 were $648 and $173, respectively and $1,428 and none as of December 31, 2022, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized impairment charges of $3,469, $2,047, and $4,567 on property and equipment. During the year ended December 31, 2023, these charges related to capitalized software and hardware for which the Company discontinued product development. During the year ended December 31, 2022, these charges were as a result of lease-related transactions discussed in Note 8 and because the Company decided to cancel certain development projects due to the change in market demand as a result of the COVID-19

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
pandemic. During 2021, the Company determined that certain long-lived assets were no longer recoverable and recognized impairment charges on hardware components recorded within construction in progress and equipment, because it decided to cancel certain development projects due to the change in market demand as a result of the COVID-19 pandemic.
8. Leases
Below is a reconciliation of the amounts reported on the consolidated balance sheets with respect to the Company’s operating leases:

December 31, 2023
2024	$14,959
2025	14,976
2026	14,766
2027	14,880
2028	15,430
Thereafter	132,669
Total future operating lease payments	207,680
Less: imputed interest	(80,298)
Total present value of lease payments	127,382
Lease liabilities, current	5,727
Lease liabilities, non-current	121,655
Total lease liabilities	$127,382

In September 2022, the Company modified an existing lease agreement to terminate in March 2023. As a result, the Company reduced its lease liability by $5,988 and recognized the remeasurement as an adjustment to the corresponding ROU asset for the same amount.
In October 2022, the Company modified a lease agreement and simultaneously entered into a sublease agreement whereby the Company will continue to be a lessee under the original operating lease but will act as a sublessor. Additionally, during the year ended December 31, 2023, the Company entered into another sublease agreement whereby the Company continues to be a lessee under the original operating lease but will act as a sublessor. As a result, during year ended December 31, 2023 and 2022, the Company recorded $1,506 and $1,021, respectively, of impairment to its right of use assets within general and administrative in the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $1,557, $130 and none, respectively, of sublease income within other income (expense), net within the consolidated statements of operations.

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

The weighted-average incremental borrowing rate applied to lease liabilities at the date of adoption was 4.3%. As of December 31, 2023, the weighted-average incremental borrowing rate was 7.59%. Additionally, the weighted-average remaining lease term as of December 31, 2023 was 13.06 years.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Total operating lease expense recognized on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 was $16,021, $6,306, and $4,288, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023 and 2022was $12,322 and $4,893, respectively.
9. Intangible Assets, net

See below for Intangible assets, net as of December 31, 2023 and 2022:

	Weighted Average Useful Life in Years	As of December 31,
		2023	2022
Patents	20	$3,312	$2,643
Acquired intangibles - technology	3	5,130	4,300
Acquired intangibles - customer relationships	10.8	18,370	17,900
Acquired intangibles - brand names	5	500	500
Other indefinite lived intangible assets		310	310
Total intangible assets, cost		27,622	25,653
Less: accumulated amortization		(6,797)	(3,361)
Intangible assets, net		$20,825	$22,292

Amortization expense of intangible assets was $3,434, $3,268 and $54 for the years ended December 31, 2023, 2022 and 2021 respectively.
The Company did not recognize any impairment charges on intangible assets, net or goodwill for the periods presented.
10. Restricted Cash
As of December 31, 2023 and 2022, the Company maintained bank deposits of $4,501 and $7,708, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements. As of December 31, 2022, the Company also had a cash secured letter of credit in place for the amount of $6,099 in relation to the corporate headquarters lease agreement entered into in December 2021 that commenced in November 2022. In April 2023, the Company issued a standby letter of credit under the Credit Agreement (as defined in Note 21) to replace the previously issued cash secured letter of credit and reduced the restricted cash balance to none.

In addition, the Company had a $16,138 restricted cash account for a letter of credit with a credit card company as a reserve against potential future refunds and chargebacks as of December 31, 2022. In June 2023, the Company issued a standby letter of credit under the Credit Agreement to replace the previously issued cash secured letter of credit and reduced the restricted cash balance to none.
11. Other Assets
Other assets as of December 31, 2023 and 2022 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	As of December 31,
	2023	2022
Security deposits	$273	$251
Loan fees	198	70
Certificates of deposit	459	459
Strategic investment	6,000	—
Other long-term assets	1,477	2,289
Total	$8,407	$3,069
In March 2023, the Company made a strategic investment in equity securities in a privately held company. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative to record the investment at initial cost less impairments, if any, adjusted for observable changes in fair value for identical or similar investments of the same issuer. Adjustments resulting from these fluctuations are recorded within other income (expense) on the Company’s consolidated statements of operations.

During the year ended December 31, 2023, there were no adjustments recorded by the Company in relation to its strategic investment.
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Accrued compensation and benefits	$18,690	$17,362
Accrued partnership liabilities	96,284	71,195
Lease liability	5,727	4,963
Other accrued liabilities	43,314	12,550
Total	$164,015	$106,070
The Company’s accrued partnership liabilities primarily relates to estimated amounts related to a portion of merchant credit card benefits that it expects to fund. Other accrued liabilities is inclusive of $14,422 and $8,140 third party vendor accruals as of December 31, 2023 and 2022, respectively.
Other long term liabilities consist of the following as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Deferred tax liability	$1,711	$2,435
Lease liability	$121,655	$125,146
Other long term liabilities	370	1,542
Total	$123,736	$129,123
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
The fair values of warrants granted in 2021 were estimated based on the Black-Scholes option pricing model using the weighted-average significant unobservable inputs (Level 3 inputs) as follows:

2021
Risk-free interest rate	0.36% - 0.92%
Exercise price	$1.00 - $290.00
Expected term	3 - 5 years
Expected volatility	45.0% - 50.8%
The 114,797 equity classified warrants issued during 2021 had a weighted average grant date fair value per warrant of $287.55.

Prior to the Reorganization, certain warrant holders exercised their warrants for Class B redeemable capital units as follows:

	Number of Warrants	Weighted-average exercise price
Liability awards	70,000	$36.74
Equity awards	3,400	$1.00
On the date of exercise, the Company recognized a fair value adjustment to the outstanding liability classified warrants which was estimated based on a Black-Scholes option pricing model using the weighted-average significant unobservable inputs (Level 3 inputs) as follows:

2021
Risk-free interest rate	0.16% - 0.19%
Exercise price	$1.00 - $36.74
Expected term	2 - 3 years
Expected volatility	35.1% - 45.0%
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
In May 2022, the Company extended the term for existing United Airlines warrants that would continue to be exercisable for Class A Common Stock. The Company concluded that the extension was a modification and accounted for these instruments as equity awards under ASC 718. As the performance of the remaining vesting conditions was not probable before and after the date of modification, no amount was recorded related to the modification. Due to the short duration to maturity and the nominal exercise price, the fair value of these warrants approximated the Class A Common Stock share price on the modification date.

In September 2022, United Airlines also exercised 534,655 vested warrants with an intrinsic value of $12,757. These exercises resulted in the Company issuing shares of its Class A Common Stock and were completed in a cashless transaction.
Additionally, in October 2022, 2,138,620 warrants granted to United Airlines became probable of vesting and were exercised with an intrinsic value of $51,241 for Class A Common Stock in a cashless exercise. The 534,655 final remaining United Airlines warrants became probable of vesting in the fourth quarter of 2022 and were subsequently vested and exercised in January 2023. As a result, the Company recorded $76,834 of expense within general and administrative expense in the consolidated statements of operations for the twelve months ended December 31, 2022. In January 2023, the Company recognized $1,038 of the remaining expense related to the 534,655 fully vested United Airlines warrants. These warrants were exercised for Class A Common Stock in a cashless exercise with an intrinsic value of $16,136. The warrant agreement with United Airlines expired in the first quarter of 2023.

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

In December 2023, the remaining warrants exercisable for Class A Common Stock expired.

In November 2022, certain warrant holders exercised 194,109 warrants exercisable for Alclear Units for an exercise price of $0.01. As a result, the Company net issued 194,043 shares of Class C Common Stock and the same number of Alclear Units.
The following warrants remained outstanding as of December 31, 2023:

	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Alclear Units	773,934	$0.01	0.71 years

All outstanding warrants are subject to certain performance-based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement. Based on the likelihood of achievement of the vesting criteria, the Company’s estimated unrecognized warrant expense is none as of December 31, 2023.
The Company recorded the following within general and administrative expense in the consolidated statements of operations:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	For the year ended December 31,
	2023	2022	2021
Liability awards	$—	$—	$12,796
Equity awards	623	77,033	4,813
Total	$623	$77,033	$17,609
14. Stockholders’ Equity
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100,000 of its Class A Common Stock. On November 8, 2023, the Company announced that its Board authorized a $100,000 increase to its existing Class A Common Stock share repurchase program. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
During the year ended December 31, 2023, the Company repurchased and retired 3,112,694 shares of its Class A Common Stock for $69,673 at an average price of $22.36. As of December 31, 2023, $125,424 remains available under the repurchase authorization. The Company has elected to account for the repurchase price paid in excess of par value in additional paid in capital within the consolidated financial statements.
Quarterly Dividend
On August 2, 2023, the Company announced that its Board adopted a dividend policy (the "Dividend Policy") of paying a quarterly cash dividend to holders of Class A Common Stock and Class B Common Stock. The amount of such quarterly dividends is subject to approval of the actual amount by the Board at the time of such dividend declaration. It is expected that the dividends will be funded by proportionate cash distributions by Alclear to all of its members as of the applicable record date, including holders of non-controlling interests in Alclear and the Company. The declaration of cash dividends in the future is subject to final determination each quarter by the Board based on a number of factors, including the Company’s results of operations, cash flows, financial position and capital requirements, as well as general business conditions, legal, tax and regulatory restrictions and other factors the Board deems relevant at the time it determines to declare such dividends.

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

Special Dividends

On May 9, 2023, the Company announced that a special committee of its Board declared a special cash dividend in the amount of $0.20 per share payable on May 25, 2023 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on May 18, 2023. The Company funded the May payments of the special cash dividend from its pro rata share of tax distributions made by Alclear. In addition, the Board declared a special cash dividend of $0.55 per share, payable on November 22, 2023 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on November 16, 2023. The Company funded the November payments of the special cash dividend by proportionate cash distributions by Alclear to all of its members as of the applicable record date, including holders of non-controlling interests in Alclear and the Company.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of common units in Alclear as of December 31, 2023:

	Alclear Units	Ownership Percentage
Alclear Units held by Alclear post-reorganization members (other than the Co-Founders and Clear Secure, Inc.)	32,234,914	21.39%
Alclear Units held by the Co-Founders	25,796,690	17.12%
Total	58,031,604	38.51%
The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C Common Stock for Class A Common Stock or Class D Common Stock for Class B Common Stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A Common Stock or B Common Stock and additional paid-in-capital for the Company. Upon the issuance of shares Class A Common Stock or B Common Stock, Alclear issues a proportionate number of Alclear Units to the Company in conjunction with the terms of the Reorganization.
During the year ended December 31, 2023, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock for shares of the Company's Class A Common Stock, as applicable. As a result, the Company issued 6,056,050 shares of Class A Common Stock.
The non-controlling interest ownership percentage changed from 42.02% as of December 31, 2022 to 38.51% as of December 31, 2023. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of warrants and exchanges described above .
15. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A Common Stock as of the date of the Reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of RSUs, RSAs, stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock) as of the last day of the immediately preceding year or a lesser amount approved by our Board or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock). As a result of this provision, in March 2022, the Company filed a Registration Statement on Form S-8 registering the issuance of an additional 5,693,082 shares of Class A Common Stock that are reserved for issuance in respect of awards that may be granted under the 2021 Omnibus Incentive Plan. For fiscal year 2023, the Compensation Committee approved no increase in the 2021 Omnibus Incentive Plan, which such increase would have been effective on the first business day of 2023.

Effective July 1, 2022, the Company amended the vesting schedule of existing time-based restricted stock units that cliff-vest after a three-year period to vest ratably over the same three-year period. This amendment did not impact the Company's consolidated statements of operations for the year ended December 31, 2022. Although permitted by the

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Company’s 2021 Omnibus Plan, the Company did not withhold any taxes in connection with the delivery of RSUs during 2021. The Company withheld taxes in connection with the net settlement of vested RSUs during the years ended December 31, 2023 and 2022.
Restricted Stock Awards

In accordance with the Reorganization Agreement, Alclear Holdings’ profit units with service vesting conditions were substituted with RSAs, which are subject to the same vesting terms as applied to Alclear’s profit units; each also maintained the same fair value immediately before and after the exchange of the award. As such, there was no additional compensation expense that was recorded as a result of the substitution of the awards.

The RSAs are subject to service-based vesting conditions and will vest on a specified date, provided the applicable service period, generally three years, has been satisfied.

The Company determines the fair value of each RSA based on the grant date and records the expense over the vesting period or requisite service period.

The following is a summary of activity related to the RSAs associated with compensation arrangements during year ended December 31, 2023:

	RSA - Class A Common Stock	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2023	236,279	$0.87
Granted	—	—
Vested	(233,200)	0.87
Forfeited	(3,079)	0.87
Unvested balance as of December 31, 2023	—	$—

Below is the compensation expense (credit) related to the RSAs:

	For the year ended December 31,
	2023	2022	2021
Cost of direct salaries and benefits	$—	$8	$(5)
Research and development	4	106	230
Sales and marketing	—	1	(33)
General and administrative	6	133	1,078
Total	$10	$248	$1,270

As of December 31, 2023, estimated unrecognized expense for RSAs was none.
Restricted Stock Units

The RSUs are subject to both service-based and, in some cases, business performance-based vesting conditions. RSUs will vest on a specified date, provided the applicable service (generally three years) and, if applicable, business performance condition, have been satisfied. The RSUs with performance conditions issued are also subject to long-term revenue and cash-basis earnings performance hurdles. The Company determines the fair value of each RSU based on the grant date and records the expense over the vesting period or requisite service period and, if applicable, the performance conditions are probable of being met.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during years ended December 31, 2023:

	RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2023	4,125,596	$27.88
Granted	2,822,344	23.43
Vested	(846,234)	25.47
Forfeited	(2,203,749)	29.18
Unvested balance as of December 31, 2023	3,897,957	$24.85

Below is the compensation expense recognized related to the RSUs:

	For the year ended December 31,
	2023	2022	2021
Cost of direct salaries and benefits	$233	$349	$321
Research and development	5,968	17,464	6,488
Sales and marketing	614	565	237
General and administrative	10,030	16,536	9,978
Total	$16,845	$34,914	$17,024
As of December 31, 2023, estimated unrecognized compensation expense for RSUs that are probable of vesting was $59,668 with such expense expected to be recognized over a weighted-average period of approximately 2.12 years.
Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for the co-founders, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs at a weighted average grant date fair value of $16.54. The Company records the compensation expense related to these awards within general and administrative in the consolidated statements of operations.
As of December 31, 2023, estimated unrecognized expense for Founder PSUs was $10,100 with such expense expected to be recognized over a weighted-average period of approximately 0.59 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	For the year ended December 31,
	2023	2022	2021
RSAs	$10	$248	$1,270
RSUs	16,845	34,914	17,024
Founder PSUs	19,815	26,301	13,403
Total	$36,670	$61,463	$31,697

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	For the year ended December 31,
	2023	2022	2021
Cost of direct salaries and benefits	$233	$357	$317
Research and development	$5,974	$17,570	$6,718
Sales and marketing	614	566	203
General and administrative	29,849	42,970	24,459
Total	$36,670	$61,463	$31,697

16. Net Income (Loss) per Common Share
As described in Note 1, on June 29, 2021, Alclear's operating agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the Alclear Units, and (ii) exchange all of the then-existing membership interests of the original Alclear equity owners for Alclear Units.
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Below is the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31, 2023
	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$27,825	$282
Weighted-average number of shares outstanding, basic	89,695,439	907,234
Net income per common share, basic:	$0.31	$0.31

Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$27,825	$282
Add: reallocation of net income (loss) to Clear Secure, Inc. to reflect dilutive impact	(25)	(4)
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, diluted	27,800	278
Weighted-average number of shares outstanding used to calculate net income per common share, basic	89,695,439	907,234
Effect of dilutive shares	1,014,372	—
Weighted-average number of shares outstanding, diluted	90,709,811	907,234
Net income per common share, diluted:	$0.31	$0.31

	Year Ended December 31, 2022
	Class A	Class B
Basic:
Net loss attributable to Clear Secure, Inc.	$(64,768)	$(805)
Weighted-average number of shares outstanding, basic	80,824,548	1,007,686
Add: weighted-average number of shares from the assumed exercise of certain warrants	292,636	—
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	81,117,184	1,007,686
Net loss per common share, basic:	$(0.80)	$(0.80)

Diluted:
Net loss attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$(64,768)	$(805)
Weighted-average number of shares outstanding used to calculate net loss per common share, basic	81,117,184	1,007,686
Effect of dilutive shares	—	—
Weighted-average number of shares outstanding, diluted	81,117,184	1,007,686
Net loss per common share, diluted:	$(0.80)	$(0.80)

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

The following tables present potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A and Class B common stock for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Class A	Class B
Exchangeable Alclear Units	32,234,914	25,796,690
RSA’s	—	—
RSU’s	1,109,769	—
Total	33,344,683	25,796,690

	Year Ended December 31, 2022
	Class A	Class B
Exchangeable Alclear Units	38,290,964	25,796,690
RSA’s	236,279	—
RSU’s	3,450,881	—
Total	41,978,124	25,796,690

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31, 2021
	Class A	Class B
Exchangeable Alclear Units	44,598,167	26,709,821
RSA’s	1,429,883	—
RSU’s	2,603,389	—
Total	48,631,439	26,709,821

For the year ended December 31, 2023, the Company has excluded 5,049,349 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
17. Income Taxes

As a result of the IPO and Reorganization, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is generally not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico.
The components of income tax expense (benefit) are as follows:

	For the year ended December 31,
	2023	2022	2021
Current
Federal	$163	$80	$—
State	1,005	266	207
Foreign	278	63	26
Total current income taxes	1,446	$409	$233
Deferred
Federal	(747)	(822)	—
State	25	(1,649)	—
Foreign	—	—	—
Total deferred income taxes	(722)	(2,471)	—
Income tax expense (benefit)	$724	$(2,062)	$233
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	For the year ended December 31,
	2023	2022	2021
Tax expense (benefit) at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of flow-through entity	0.0%	0.0%	(9.4)%
State taxes	1.1%	(0.6)%	2.0%
Remeasurement of state tax	1.0%	1.7%	0.0%
Federal uncertain tax benefit	1.2%	0.0%	0.0%
Permanent differences	0.1%	(0.2)%	0.0%
Non-controlling interest	(9.5)%	(8.9)%	(5.4)%
Change in valuation allowance	(10.7)%	(11.5)%	(8.0)%
R&D Credit	(3.1)%	0.7%	0.0%
Other	0.3%	(0.5)%	(0.4)%
Effective income tax rate	1.4%	1.7%	(0.2)%

The Company’s effective tax rate was 1.4%, 1.7% and (0.2%) for December 31, 2023, 2022 and 2021, respectively. Significant changes in the reconciling items for the year ended December 31, 2023, compared to the year ended December 31, 2022, included non-controlling interest, state taxes, uncertain tax position, R&D credit, and change in valuation allowance. The Company paid $1,632 in estimated income taxes for the years ended December 31, 2023.
The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
Deferred Taxes	2023	2022
Lease liability	$506	$393
R&D credit	2,591	1,676
Accrued expenses	9	2
Stock-based compensation	446	293
Investment in partnership	214,711	187,969
Other	735	194
Net operating loss	13,357	16,870
Gross deferred tax assets	232,355	207,397
Depreciation and amortization	(3,531)	(3,520)
Prepaid expenses and other	(49)	(39)
ROU asset	(460)	(373)
Gross deferred tax liabilities	(4,040)	(3,932)
Deferred income tax assets before valuation allowance	228,315	203,465
Valuation allowance	(230,026)	(205,900)
Net deferred tax asset (liability)	$(1,711)	$(2,435)
The increase in the Company’s valuation allowance in 2023 and 2022 was primarily due to the increase in the Company’s investment in the partnership. The Company determined that it was not more likely than not that the benefits of these items will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The estimation of future taxable income and our ability to utilize deferred tax assets can significantly change based on future events.
The table below summarizes the significant movement year over year in the Company’s valuation allowance:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	As of December 31,
	2023	2022
Balance as of January 1	$205,900	$176,381
Additions to valuation allowance through income tax expense	—	265
Additions to valuation allowance through equity	27,092	29,270
Additions to valuation allowance through goodwill	—	(16)
Release of valuation allowance through income tax expense	(2,966)	—
Balance as of December 31	$230,026	$205,900
As of December 31, 2023, the Company had federal income tax net operating loss (NOL) carryforwards of $54,673 which will carryforward indefinitely. The Company had foreign income tax NOL carryforwards of $337, which, if unused, will expire in years 2023 through 2033. The Company had state income tax NOL carryforwards of $29,445,
$19,587 of which, if unused, will expire in years 2034 through 2041.
Future changes in the ownership of the Company may limit the future utilization of the NOL and tax credit carryforwards, as defined by the federal, foreign, state, and local tax codes (the “Code”). Accordingly, utilization of the net operating loss carryforwards and credits will be subject to the annual limitation provided by the Code and similar state provisions and may result in the expiration of the net operating losses and credits before utilization.
The Company accrues liabilities for uncertain tax positions that are not more likely than not to be sustained upon examination. Interest and penalties related to uncertain tax positions are recorded in accrued liabilities in the accompanying consolidated balance sheets. The following is a tabular reconciliation of the total amounts of unrecognized tax benefit:

	For the year-ended December 31,
	2023	2022	2021
Balance as of January 1	$437	$87	$—
Gross increases - tax positions in prior period	467	350	87
Gross decreases - tax positions in prior period	—		—
Gross increases - tax positions in current period	232	—	—
Settlement		—	—
Lapse of statute of limitations	—	—	—
Balance as of December 31	$1,136	$437	$87
The Company is subject to income taxes in the U.S., Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2019 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2018 and forward.
The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2023. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. The Company does not currently expect this provision to have a material impact on the consolidated financial statements. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the year ended December 31, 2023, the Company repurchased 3,112,694 shares of its Class A Common Stock. However, there was no excise tax as of December 31, 2023 because the stock issuances were in excess of repurchases.

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

During the year ended December 31, 2023, the Company issued 6,056,050 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 14 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of December 31, 2023, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable agreement liability that, if recorded, would be approximately $91,096, except for realized tax benefit payments with respect to the 2022 tax year .

Tax Distributions

The members of Alclear, including Clear Secure, Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Alclear. The Operating Agreement provides for pro rata cash distributions (“tax distributions”) to the holders of the Alclear Units in an amount generally calculated to provide each member of Alclear with sufficient cash to cover its tax liability in respect of the taxable income of Alclear allocable to them. In general, these tax distributions are computed based on Alclear’s estimated taxable income, multiplied by an assumed tax rate as set forth in the Operating Agreement.

For the year ended December 31, 2023, Alclear paid tax distributions, net of withholding taxes totaling $13,255 to holders of Alclear Units other than the Company. For the year ended December 31, 2023, Alclear recorded a liability of $20,690 related to tax distributions to holders of Alclear Units other than Clear Secure, Inc.

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
Commitments other than leases

The Company is subject to minimum spend commitments of $1,917 over the next year under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of December 31, 2023:

2024	$20,798
2025	15,725
2026	6,775
2027	5,991
2028	4,774
Thereafter	938
Total	$55,001

The Company also has commitments for future marketing expenditures to sports stadiums of $9,268 through 2026. For the year ended December 31, 2023, 2022 and 2021, marketing expenses related to sports stadiums were approximately $5,508, $4,898 and $3,585, respectively.

Refer to Note 8 for the Company’s lease commitments.
19. Related-Party Transactions
As of December 31, 2023, and December 31, 2022, the Company had total payables to certain related parties of $3,508 and $2,836. Additionally, for the years ended December 31, 2023, 2022 and 2021 the Company recorded $12,524, $7,739 and $6,640, respectively, within Cost of revenue share fee within the consolidated statements of operations. These amounts are subject to a Cost of revenue share fee arrangement with an airline.
Refer to Note 13 for further information regarding transactions between certain related parties with regards to warrants and Note 17 regarding the TRA liability.
20. Employee Benefit Plan
The Company has a 401(k) retirement savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the years ended December 31, 2023, 2022 and 2021 the Company recorded $2,045, $1,383 and $1,013, respectively within the consolidated statements of operations.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
21. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The line of credit has not been drawn against as of December 31, 2023. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the consolidated balance sheets, while the long term portion is presented within Other assets in the consolidated balance sheets.

The Company incurred $396 of debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. As of December 31, 2023 and 2022, the balance of these loan fees were $419 and $362, respectively.
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

As of December 31, 2023, the Company had a remaining borrowing capacity of $68,406, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of December 31, 2023, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
22. Subsequent Events
Quarterly Dividend

On February 15, 2024, the Company announced that its Board declared a quarterly dividend of $0.09 per share, payable on March 5, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on February 26, 2024. To the extent the quarterly dividend exceeds the Company's current and accumulated earnings and profits, a portion of the dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Share Repurchases
During the first quarter of 2024, the Company used $5,204 to repurchase and retire 289,196 shares of Class A Common Stock at an average price of $17.99.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s processes and assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” within this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Secure, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Clear Secure, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Clear Secure, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable capital units and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 28, 2024

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Executive Departure

On February 23, 2024, Richard Patterson, Jr., the Chief Information Security Officer of the Company, informed us of his intention to resign to pursue other opportunities. In order to retain Mr. Patterson until at least June 2024, the Company expects to provide Mr. Patterson with additional compensation up to $125,000 contingent upon his remaining employed until such time and other contingencies. Mr. Patterson’s decision to resign is not the result of any disagreement relating to the Company’s operations, policies or practices. The Company has initiated a search for his successor.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement for the 2024 Annual Meeting is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement for the 2024 Annual Meeting is incorporated herein by reference.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 12, the Proxy Statement for the 2024 Annual Meeting is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 13, the Proxy Statement for the 2024 Annual Meeting is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 14, the Proxy Statement for the 2024 Annual Meeting is incorporated herein by reference.

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
10.1
Second Amended and Restated Operating Agreement of Alclear Holdings, LLC, dated June 7, 2023 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-40568), filed on June 7, 2023).

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

10.13
Amendment No. 2 to Credit Agreement, dated June 28, 2023, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 2, 2023).

10.14
Other Transaction Agreement, dated January 9, 2020, by and between Alclear, LLC, and Transportation Security Administration (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).

10.15
Lease, dated November 4, 2021, between Clear Secure, Inc. and 85 Tenth Avenue Associates, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 4, 2021).

10.16	Consulting Services Agreement, dated February 17, 2024, by and between Secure Identity, LLC and Matthew Levine.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† This exhibit is a management contract or a compensatory plan or arrangement.

+ Certain confidential information – identified by bracketed asterisks “[****]” – has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on February 28, 2024.

Date:	February 28, 2024	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	February 28, 2024	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer
POWER OF ATTORNEY
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Caryn Seidman Becker, Kenneth Cornick and Emma Barnett Bauman, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Caryn Seidman Becker Caryn Seidman Becker	Chairman and Chief Executive Officer (principal executive officer)	February 28, 2024
/s/ Kenneth Cornick Kenneth Cornick	President and Chief Financial Officer and Director (principal financial officer)	February 28, 2024
/s/ Dennis Liu Dennis Liu	Chief Accounting Officer (principal accounting officer)	February 28, 2024
/s/ Michael Barkin Michael Barkin	Director	February 28, 2024
/s/ Jeffery H. Boyd Jeffery H. Boyd	Director	February 28, 2024
/s/ Tomago Collins Tomago Collins	Director	February 28, 2024
/s/ Shawn Henry Shawn Henry	Director	February 28, 2024
/s/ Kathryn A. Hollister Kathryn A. Hollister	Director	February 28, 2024
/s/ Adam Wiener Adam Wiener	Director	February 28, 2024