Form 10-Q
period 2024-03-31
Clear Secure, Inc.
filed 2024-05-08
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of May 3, 2024:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	93,022,861
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	907,234
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	25,103,193
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	25,796,690

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$64,134	$57,900
Marketable securities	634,327	665,197
Accounts receivable	621	526
Prepaid revenue share fee	23,963	24,402
Prepaid expenses and other current assets	20,590	22,009
Total current assets	743,635	770,034
Property and equipment, net	60,127	62,611
Right of use asset, net	114,270	115,874
Intangible assets, net	20,083	20,825
Goodwill	62,757	62,757
Restricted cash	3,590	4,501
Other assets	12,579	8,407
Total assets	$1,017,041	$1,045,009
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,066	$11,781
Accrued liabilities	239,951	164,015
Deferred revenue	377,760	376,253
Total current liabilities	624,777	552,049
Other long term liabilities	122,989	123,736
Total liabilities	747,766	675,785
Commitments and contingencies (Note 17)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 89,179,152 shares issued and outstanding as of March 31, 2024 and 91,786,941 shares issued outstanding as of December 31, 2023	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 907,234 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 30,609,111 shares issued and outstanding as of March 31, 2024 and 32,234,914 shares issued and outstanding as of December 31, 2023	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 25,796,690 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Accumulated other comprehensive loss	215	2,050
Treasury stock at cost, 0 shares as of March 31, 2024 and December 31, 2023	—	—
Accumulated deficit	(54,908)	(73,714)
Additional paid-in capital	220,558	304,992
Total stockholders’ equity attributable to Clear Secure, Inc.	165,866	233,329
Non-controlling interest	103,409	135,895
Total stockholders’ equity	269,275	369,224
Total liabilities and stockholders’ equity	$1,017,041	$1,045,009

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Revenue	$179,049	$132,356

Operating expenses:
Cost of revenue share fee	24,364	$19,570
Cost of direct salaries and benefits	40,288	$33,146
Research and development	20,104	$21,944
Sales and marketing	11,622	$9,509
General and administrative	52,890	$58,078
Depreciation and amortization	6,092	$5,167
Operating income (loss)	23,689	(15,058)

Other income (expense):
Interest income, net	9,925	$6,392
Other income, net	439	$274
Income (loss) before tax	34,053	(8,392)
Income tax (expense) benefit	(1,965)	$119
Net income (loss)	32,088	(8,273)
Less: net income (loss) attributable to non-controlling interests	13,282	(3,049)
Net income (loss) attributable to Clear Secure, Inc.	$18,806	$(5,224)

Net income (loss) per share of Class A Common Stock and Class B Common Stock (Note 15)
Net income (loss) per common share basic, Class A	$0.20	$(0.06)
Net income (loss) per common share basic, Class B	$0.20	$(0.06)
Net income (loss) per common share diluted, Class A	$0.20	$(0.06)
Net income (loss) per common share diluted, Class B	$0.20	$(0.06)
Weighted-average shares of Class A Common Stock outstanding, basic	91,831,639	89,614,791
Weighted-average shares of Class B Common Stock outstanding, basic	907,234	907,234
Weighted-average shares of Class A Common Stock outstanding, diluted	92,506,108	89,614,791
Weighted-average shares of Class B Common Stock outstanding, diluted	907,234	907,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2024	2023
Net income (loss)	$32,088	$(8,273)
Other comprehensive income (loss)
Currency translation	—	8
Unrealized (loss) gain on fair value of marketable securities	(2,983)	1,588
Total other comprehensive (loss) income	(2,983)	1,596
Comprehensive income (loss)	29,105	(6,677)
Less: comprehensive income (loss) attributable to non-controlling interests	12,134	(2,391)
Comprehensive income (loss) attributable to Clear Secure, Inc.	$16,971	$(4,286)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2024	91,786,941	$1	907,234	$—	32,234,914	$—	25,796,690	$—	$304,992	$2,050	—	$—	$(73,714)	$233,329	$135,895	369,224
Net income	—	—	—	—	—	—	—	—	—	—	—	—	18,806	18,806	13,282	32,088
Other comprehensive income	—	—	—	—	—	—	—	—	—	(1,835)	—	—	—	(1,835)	(1,148)	(2,983)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,684	—	—	—	—	6,684	4,185	10,869
Net share settlements of stock-based awards	183,167	—	—	—	—	—	—	—	(1,298)	—	—	—	—	(1,298)	(812)	(2,110)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,564)	(10,564)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,558)	(4,558)
Exchange of shares	1,625,803	—	—	—	(1,625,803)	—	—	—	3	—	—	—	—	3	(3)	—
Dividends	—	—	—	—	—	—	—	—	(37,309)	—	—	—	—	(37,309)	—	(37,309)
Repurchase and retirement of Class A Common Stock	(4,416,759)	—	—	—	—	—	—	—	(52,514)	—	—	—	—	(52,514)	(32,868)	(85,382)
Balance, March 31, 2024	89,179,152	$1	907,234	$—	30,609,111	$—	25,796,690	$—	$220,558	$215	—	$—	$(54,908)	$165,866	$103,409	$269,275

Balance, January 1, 2023	87,760,831	$1	907,234	$—	38,290,964	$—	25,796,690	$—	$394,390	$(1,529)	80,505	$—	$(101,797)	$291,065	$219,856	$510,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,224)	(5,224)	(3,049)	(8,273)
Other comprehensive income	—	—	—	—	—	—	—	—	—	938	—	—	—	938	658	1,596
Equity-based compensation expense, net of forfeitures	(3,079)	—	—	—	—	—	—	—	10,151	—	3,079	—	—	10,151	6,257	16,408
Net share settlements of stock-based awards	155,049	—	—	—	—	—	—	—	(946)	—	(83,584)	—	—	(946)	(1,462)	(2,408)
Warrant expense	—	—	—	—	—	—	—	—	366	—	—	—	—	366	257	623
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,615	—	—	—	—	1,615	(1,615)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,886)	(13,886)
Exchange of shares	2,048,773	—	—	—	(2,048,773)	—	—	—	6,189	—	—	—	—	6,189	(6,189)	—
Repurchase and retirement of Class A Common Stock	(281,838)	—	—	—	—	—	—	—	(7,380)	—	—	—	—	(7,380)	911	(6,469)
Balance, March 31, 2023	90,214,391	$1	907,234	$—	36,242,191	$—	25,796,690	$—	$404,385	$(591)	—	$—	$(107,021)	$296,774	$201,738	$498,512
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$32,088	$(8,273)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation of property and equipment	5,168	4,345
Amortization of intangible assets	924	822
Noncash lease expense	1,582	1,748
Impairment of assets	—	3,633
Equity-based compensation	10,665	16,649
Deferred income tax	715	84
Amortization of revolver loan costs	87	110
Premium amortization and (discount accretion), net on marketable securities	(2,333)	(4,074)
Changes in operating assets and liabilities:
Accounts receivable	(95)	207
Prepaid expenses and other assets	(2,261)	(2,255)
Prepaid revenue share fee	439	(189)
Accounts payable	(4,189)	2,548
Accrued and other long term liabilities	37,418	29,702
Deferred revenue	1,507	14,371
Operating lease liabilities	(1,366)	1,329
Net cash provided by operating activities	$80,349	$60,757

Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(214,818)	(258,230)
Sales of marketable securities	245,036	223,049
Purchase of strategic investment	(1,000)	(6,000)
Purchases of property and equipment	(2,776)	(9,410)
Purchases of intangible assets	(215)	(14)
Net cash provided by (used in) investing activities	$26,227	$(50,605)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(84,891)	(6,471)
Payment of dividend	(8,480)	—
Payment of special dividend	—	(34)
Distributions to members	(5,077)	—
Tax distribution to members	(562)	(187)
Payment of taxes on net settled stock-based awards	(2,110)	(2,408)
Other financing activities	(154)	—
Net cash used in financing activities	$(101,274)	$(9,100)

Net increase in cash, cash equivalents, and restricted cash	5,302	1,052
Cash, cash equivalents, and restricted cash, beginning of period	62,401	68,884
Exchange rate effect on cash and cash equivalents, and restricted cash	21	35
Cash, cash equivalents, and restricted cash, end of period	$67,724	$69,971

	Three months ended March 31,
	2024	2023
Cash and cash equivalents	$64,134	$39,089
Restricted cash	3,590	30,882
Total cash, cash equivalents, and restricted cash	$67,724	$69,971
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except for share and per share data, unless otherwise noted)

1. Description of Business and Recent Accounting Developments
Description and Organization

Clear Secure, Inc. (the “Company” and together with its consolidated subsidiaries, “CLEAR,” “we,” “us,” “our”) is a holding company and its principal asset is the controlling equity interest in Alclear Holdings, LLC (“Alclear”). In connection with the Company’s reorganization (the “Reorganization”) completed prior to the completion of its initial public offering (“IPO”), Alclear was formed as a Delaware limited liability company on January 21, 2010 and operates under the terms of the Second Amended and Restated Operating Agreement dated June 7, 2023 (the “Operating Agreement”). As the sole managing member of Alclear, the Company operates and controls all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 57 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR, which offers consumers increased choice in how and where to sign up for this popular trusted traveler program; CLEAR Verified, our B2B offering, which enables our partners to leverage our digital identity technology and reusable member network to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces; and our free flagship CLEAR app, which offers consumer products like Home-to-Gate, RESERVE Powered by CLEAR, our virtual queuing technology that enables customers to prebook a spot in airport security line so they don’t have to wait.
2. Basis of Presentation and Summary of Significant Accounting Policies

These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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

These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).
The condensed consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.
Recently Adopted Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2023, within these condensed consolidated financial statements. There was no material impact as a result. There are no newly issued standards since December 31, 2023 that are applicable to the Company.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three months ended March 31, 2024 and 2023, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three months ended March 31, 2024 and 2023, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the three months ended March 31, 2024.

2024
Balance as of January 1	$376,253
Deferral of revenue	179,386
Recognition of deferred revenue	(177,879)
Balance as of March 31	$377,760
The Company has obligations for refunds and other similar items of $3,070 as of March 31, 2024 recorded within accrued liabilities.

During the three months ended March 31, 2024 and 2023, the Company recognized 154,830 and $111,137, respectively, of revenue which was included in the opening deferred revenue balances.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
Prepaid software licenses	$10,489	$10,306
Coronavirus aid, relief, and economic security act retention credit	—	1,002
Prepaid insurance costs	1,109	1,946
Other current assets	8,992	8,755
Total	$20,590	$22,009
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. The Company no longer expects to receive the remainder of the balance in the next twelve months. As such, the Company recorded a reclass of this balance to Other assets. Refer to Note 10 for the reclassed balance.
5. Fair Value Measurements
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
The contractual maturities of investments classified as marketable securities are as follows:

	March 31, 2024	December 31, 2023
Due within 1 year	$441,293	$439,155
Due after 1 year through 2 years	193,034	226,042
Total marketable securities	$634,327	$665,197
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at March 31, 2024 and December 31, 2023.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$25,496	$1	$(33)	$25,464	2
U.S. Treasuries	308,292	956	(408)	308,840	1
Corporate bonds	288,772	320	(785)	288,307	2
Money market funds measured at NAV (a)	11,716	—	—	11,716	N/A
Total marketable securities	$634,276	$1,277	$(1,226)	$634,327

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$42,903	$16	$(24)	$42,895	2
U.S. Treasuries	324,274	2,896	(257)	326,913	1
Corporate bonds	294,540	969	(564)	294,945	2
Money market funds measured at NAV (a)	444	—	—	444	N/A
Total marketable securities	$662,161	$3,881	$(845)	$665,197
(a)Money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the condensed consolidated balance sheets.
Of the total marketable securities held at fair value as of March 31, 2024, $104,041 was in a continuous unrealized loss position for 12 months or longer. The Company had no continuous unrealized loss positions in relation to marketable securities as of March 31, 2024 or December 31, 2023 that were as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of March 31, 2024 and December 31, 2023 consist of the following:

	Depreciation period in years	March 31, 2024	December 31, 2023
Internally developed software	3 - 5	$65,139	$62,306
Acquired software	3	6,441	6,539
Equipment	5	34,093	33,624
Leasehold improvements	1 - 15	9,089	9,113
Furniture and fixtures	5	12,706	12,709
Construction in progress		8,150	8,672
Total property and equipment, cost		135,618	132,963
Less: accumulated depreciation		(75,491)	(70,352)
Total property and equipment, net		$60,127	$62,611
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2024 and 2023 was $5,168 and $4,345, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During the three months ended March 31, 2024 and 2023, $1,827 and $3,154, respectively, was capitalized in connection with internally developed software inclusive of $204 and $382, respectively, of equity-based compensation. Amortization expense on internally developed software was $3,162 and $1,751 for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company recognized impairment charges of none and $2,127, respectively, on certain long-lived assets.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of March 31, 2024 were $225 and $300, respectively, and $2,101 and $6,122 as of March 31, 2023, respectively.
7. Leases

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2024 and 2023 was $3,732 and $1,082 respectively.
During the three months ended March 31, 2023, the Company entered into a sublease agreement whereby the Company will continue to be a lessee under the original operating lease but will act as a sublessor. The Company recorded $1,506 of impairment to its right of use asset within general and administrative in the condensed consolidated statements of operations. Sublease income is recorded within other income (expense), net within the condensed consolidated statements of operations. The Company had $444 and $235 sublease income for the three months ended March 31, 2024 and 2023, respectively.
8. Intangible Assets, net
See below for Intangible assets, net as of March 31, 2024 and December 31, 2023:

	Weighted Average Useful Life in Years	March 31, 2024	December 31, 2023
Patents	20.0	$3,493	$3,312
Acquired intangibles - technology	3.0	5,130	5,130
Acquired intangibles - customer relationships	10.8	18,370	18,370
Acquired intangibles - brand names	5.0	500	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		27,803	27,622
Less: accumulated amortization		(7,720)	(6,797)
Intangible assets, net		$20,083	$20,825

Amortization expense on intangible assets for the three months ended March 31, 2024 and 2023 was $924 and $822, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
9. Restricted Cash
As of March 31, 2024 and December 31, 2023, the Company maintained bank deposits of $3,590 and $4,501, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
10. Other Assets
Other assets consist of the following of March 31, 2024 and December 31, 2023:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	March 31, 2024	December 31, 2023
Security deposits	$280	$273
Loan fees	165	198
Certificates of deposit	459	459
Coronavirus aid, relief, and economic security act retention credit	1,002	—
Strategic investment	7,000	6,000
Other long-term assets	3,673	1,477
Total	$12,579	$8,407

During the three months ended March 31, 2024, the Company made an incremental strategic investment in equity securities of a privately held company, which the Company previously invested in during three months ended March 31, 2023. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative to record the investment at initial cost less impairments, if any, adjusted for observable changes in fair value for identical or similar investments of the same issuer. Adjustments resulting from these fluctuations are recorded within other income (expense) on the Company’s condensed consolidated statements of operations.

During the three months ended March 31, 2024 and 2023, there were no fair value adjustments recorded by the Company in relation to its strategic investment.
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$14,405	$18,690
Accrued partnership liabilities	138,521	96,284
Lease liability	5,823	5,727
Other accrued liabilities	81,202	43,314
Total	$239,951	$164,015
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the second half of the current year. Other accrued liabilities is inclusive of $58,578 and $20,690 accrued dividends and distributions as of March 31, 2024 and December 31, 2023, respectively.
Other long term liabilities consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Deferred tax liability	$1,766	$1,711
Lease liability	120,193	121,655
Other accrued liabilities	1,030	370
Total	$122,989	$123,736
12. Warrants

In January 2023, the Company recognized $1,038 of the remaining expense related to the 534,655 fully vested United Airlines warrants. These warrants were exercised for shares of the Company’s Class A Common Stock in a cashless exercise with an intrinsic value of $16,136. The existing warrant agreement with United Airlines expired in the first quarter of 2023.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

The following warrants remained outstanding as of March 31, 2024:

	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Alclear Units	773,934	$0.01	0.46

All outstanding warrants are subject to certain performance-based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement.

Based on the probability of vesting, the Company recorded net none and $623 for the three months ended March 31, 2024 and 2023, respectively, within general and administrative expense in the condensed consolidated statements of operations.
13. Stockholders’ Equity

Common Stock
The Company has and will issue shares of its common stock as a result of transactions in relation to warrant exercises, exchanges, and vesting of restricted stock units (“RSUs”).
Treasury Stock
Historically, the Company's treasury stock consisted of forfeited Restricted Stock Awards (“RSAs”) that were legally issued shares held by the Company, and recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors (the “Board”). As of March 31, 2024, all RSAs have been either vested or forfeited. The Company’s treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.
Share Repurchases

During the three months ended March 31, 2024, the Company repurchased and retired 4,416,759 shares of its Class A Common Stock for $84,891 at an average price of $19.22. As of March 31, 2024, $140,688 remains available under the repurchase authorization.

The Inflation Reduction Act created an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the three months ended March 31, 2024, the Company recorded a $491 accrual related to this tax within its condensed consolidated financial statements. Refer to Note 16 for further information regarding the Inflation Reduction Act.
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

On March 21, 2024, the Company announced the declaration of a special cash dividend in the amount of $0.32 per share payable on April 8, 2024 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on April 1, 2024. The Company accrued for this payment as of March 31, 2024. Refer to Note 11 for the accrued balance and Note 21 for additional information.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our co-founders, Caryn Seidman Becker and Kenneth Cornick (the “Co-Founders”), and members of Alclear. The following table summarizes the ownership of non-voting common units of Alclear (“Alclear Units”) as of March 31, 2024:

	Alclear Units	Ownership Percentage
Alclear Units held by Alclear post-reorganization members (other than the Co-Founders and Clear Secure, Inc.)	30,609,111	20.89%
Alclear Units held by the Co-Founders	25,796,690	17.61%
Total	56,405,801	38.50%
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

During the three months ended March 31, 2024, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock for shares of the Company's Class A Common Stock. As a result, the Company issued 1,625,803 shares of Class A Common Stock.

The non-controlling interest ownership percentage changed from 38.51% as of December 31, 2023 to 38.50% as of March 31, 2024.
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

The following is a summary of activity related to the RSUs associated with compensation arrangements during the three months ended March 31, 2024:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2024	3,897,957	$24.85
Granted	1,079,232	18.61
Vested	(294,056)	24.26
Forfeited	(241,798)	26.37
Unvested balance as of March 31, 2024	4,441,335	$23.50

Below is the compensation expense recognized related to the RSUs:

	Three months ended March 31,
	2024	2023
Cost of direct salaries and benefits	$126	$73
Research and development	3,553	4,950
Sales and marketing	232	(101)
General and administrative	3,764	4,612
Total	$7,675	$9,534
As of March 31, 2024, estimated unrecognized expense for RSUs that are probable of vesting was $65,657 with such expense to be recognized over a weighted-average period of approximately 2.27 years.

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
As of March 31, 2024, estimated unrecognized expense for Founder PSUs was $7,110 with such expense to be recognized over a weighted-average period of approximately 0.52 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans:

	Three months ended March 31,
	2024	2023
RSAs	$—	$7
RSUs	7,675	9,534
Founder PSUs	2,990	6,485
Total	$10,665	$16,026

	Three months ended March 31,
	2024	2023
Cost of direct salaries and benefits	$126	$73
Research and development	3,553	4,952
Sales and marketing	232	(101)
General and administrative	6,754	11,102
Total	$10,665	$16,026

15. Net Income (Loss) per Common Share
Below is the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31, 2024
	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$18,622	$184
Weighted-average number of shares outstanding, basic	91,831,639	907,234
Net income per common share, basic:	$0.20	$0.20
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$18,622	$184
Add: reallocation of net income (loss) to Clear Secure, Inc. to reflect dilutive impact	57	(1)
Net income attributable to Clear Secure, Inc. used to calculate net loss per common share, diluted	18,679	183
Weighted-average number of shares outstanding used to calculate net income per common share, basic	91,831,639	907,234
Effect of dilutive shares	674,469	—
Weighted-average number of shares outstanding, diluted	92,506,108	907,234
Net income per common share, diluted:	$0.20	$0.20

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

The following tables present potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A and Class B common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Class A	Class B
Exchangeable Alclear Units	30,609,111	25,796,690
RSU’s	823,456	—
Total	31,432,567	25,796,690

	Three Months Ended March 31, 2023
	Class A	Class B
Exchangeable Alclear Units	36,242,191	25,796,690
RSA’s	60,044	—
RSU’s	4,094,124	—
Total	40,396,359	25,796,690

For the three months ended March 31, 2024, the Company has excluded 4,824,090 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

The Company reported a tax expense of $1,965 on a pretax income of $34,053 for the three months ended March 31, 2024 as compared to a tax benefit of $119 on a pretax loss of $8,392 for the three months ended March 31, 2023. This resulted in an effective tax rate of 5.8% for the three months ended March 31, 2024 as compared to 1.4% percent for the three months ended March 31, 2023. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) movement in valuation allowance, (3) foreign taxes, and (4) the impact of U.S. federal and state taxes in excess of applicable tax attributes (e.g., net operating losses and general business tax credits). The Company paid $130 in estimated income taxes for the three months ended March 31, 2024.
The Company is subject to income taxes in the U.S. and its territories, Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2018 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2019 and forward.

Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. The Company does not currently expect this provision to have a material impact on the condensed consolidated financial statements for the three months ended March 31, 2024. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the three months ended March 31, 2024, the Company repurchased 4,416,759 shares of its Class A Common Stock and recorded a liability of $491 related to 1% excise tax on the fair market value of net stock repurchases made as of March 31, 2024.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”), which generally provides for payment by the Company to the remaining members of Alclear of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Clear Secure, Inc. actually realizes or is deemed to realize as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the post-IPO members of Alclear (the “Alclear Members”) (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from the Alclear Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA. The Company will retain the benefit of the remaining 15% of these net cash savings.
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the condensed consolidated statements of operations as a component of other income (expense), net.
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

During the three months ended March 31, 2024, the Company issued 1,625,803 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 13 for further details. These

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of March 31, 2024, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, as of March 31, 2024, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability that, if recorded, would be approximately $96,890.

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

During the three months ended March 31, 2024, Alclear recorded a liability of $3,573 related to tax distributions to non-controlling interest holders which was subsequently paid in full in April 2024.
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
Commitments other than leases
The Company is subject to minimum spend commitments of $1,229 over the next one year under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of March 31, 2024:

2024	$17,860
2025	19,414
2026	10,339
2027	9,279
2028	8,062
Thereafter	1,230
Total	$66,184
The Company has commitments for future marketing expenditures to sports stadiums of $7,415 through 2027. For the three months ended March 31, 2024 and 2023, marketing expenses related to sports stadiums were approximately $1,249 and $1,269, respectively.
18. Related Party Transactions
As of March 31, 2024, and December 31, 2023, the Company had total payables to certain related parties of $3,246 and $3,508, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
For the three months ended March 31, 2024 and 2023, the Company recorded $3,237 and $2,851, respectively, in cost of revenue share fee within the condensed consolidated statements of operations, in connection with certain related parties.
Refer to Note 16 for information regarding the TRA liability.
19. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended March 31, 2024 and 2023, the Company recorded expense of $902 and $842, respectively, within the condensed consolidated statements of operations.
20. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The line of credit has not been drawn against as of March 31, 2024. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.

The Company incurred $396 of debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. As of March 31, 2024 and December 31, 2023, the balance of these loan fees were $312 and $419, respectively.
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

As of March 31, 2024, the Company had a remaining borrowing capacity of $68,334, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of March 31, 2024, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
21. Subsequent Events
Special and Quarterly Dividends

On March 21, 2024, the Company announced the declaration of a special cash dividend in the amount of $0.32 per share payable on April 8, 2024 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on April 1, 2024. The Company funded the payment of the special cash dividend with cash held by the Company following its receipt of a pro rata cash distribution made by Alclear to all of its members, including the Company, together with cash held by the Company following its receipt of tax distributions made by Alclear. Tax distributions are required under Alclear’s Operating Agreement, generally at a tax rate higher than the Company's. As a result, together with the Company’s utilization of certain tax attributes, the Company has received cash from tax distributions in excess of what is required to fund its tax liabilities and obligations under its Tax Receivable Agreement.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
On May 7, 2024, the Company announced that its Board declared a quarterly dividend of $0.10 per share, payable on June 18, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2024 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Share Repurchases
During the second quarter of 2024, the Company used $33,922 to repurchase and retire 1,750,000 shares of Class A Common Stock at an average price of $19.38.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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

Overview

CLEAR is an identity company making experiences safer and easier digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, friction-free experiences in airports for over 14 years, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR – offering consumers increased choice in how and where to sign up for this popular trusted traveler program. Our free flagship CLEAR app offers consumer products like Home-to-Gate, which includes RESERVE Powered by CLEAR, our virtual queuing technology that enables customers to prebook a spot in the airport security line so they don’t have to wait. CLEAR Verified, our B2B offering, enables our partners to leverage our digital identity technology and reusable member network to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
Key Factors Affecting Performance
We believe that our current and future financial growth are dependent upon many factors, including the key factors affecting performance described below.

Ability to Grow Total Cumulative Enrollments
We are focused on growing Total Cumulative Enrollments and the number of Members that engage with our platform. Our operating results and growth opportunities depend, in part, on our ability to attract new Members, including paying Members (CLEAR Plus Members) as well as new platform Members. We rely on multiple channels to attract new CLEAR Plus Members, including in-airport (our largest channel) which in turn is dependent on the ongoing ability of our Ambassadors to successfully engage with the traveling public. We also rely on numerous digital channels such as paid search and partnerships. We also entered into strategic distribution partnerships with partners such as Delta Air Lines, United Airlines, Alaska Airlines, Hawaiian Airlines and American Express that promote our services to their customers on a discounted or subsidized basis which allows us to efficiently scale membership in CLEAR Plus. In March 2024 we renewed our partnership with American Express for the first of two one year renewal terms. In many cases, we offer limited time free trials to new Members who may convert to paying Members upon the completion of their trial. Our future success is dependent on those channels continuing to drive new Members and our ability to convert free trial Members into paying Members.
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
During the three months ended March 31, 2024, the Company recognized certain exchanges. As of March 31, 2024, the Company did not record a TRA liability as a result of these exchanges.
Key Performance Indicators
To evaluate performance of the business, we utilize a variety of other non-GAAP financial reporting and performance measures. These key measures include Total Bookings, Total Cumulative Enrollments, Total Cumulative Platform Uses, Annual CLEAR Plus Net Member Retention, Annual CLEAR Plus Gross Dollar Retention, Active CLEAR Plus Members, and Annual CLEAR Plus Member Usage.

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

	Three months ended March 31,
	2024	2023	$ Change	% Change
Total Bookings (in millions)	$180.6	$149.7	$30.9	21%
Total Bookings increased by $30.9 million, or 21%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by new Member enrollments, pricing increases, and strong retention of existing Members.
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

	As of March 31,
	2024	2023	$ Change	% Change
Total Cumulative Enrollments (in thousands)	21,941	16,202	5,739	35%
Total Cumulative Enrollments were 21,941 as of March 31, 2024 and 16,202 as of March 31, 2023, which represented a 35% increase. The year over year increase was driven by CLEAR Verified and CLEAR Plus enrollments.
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

	As of March 31,
	2024	2023	$ Change	% Change
Total Cumulative Platform Uses (in thousands)	192,610	141,106	51,504	37%

Total Cumulative Platform Uses was 192,610 as of March 31, 2024 and 141,106 as of March 31, 2023, which represented a 37% increase, driven by CLEAR Plus verifications combined with increased contributions from CLEAR Verified uses.
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

	As of March 31,
	2024	2023	% Change
Annual CLEAR Plus Net Member Retention	84.0%	91.3%	(7.3%)
Annual CLEAR Plus Net Member Retention was 84.0% as of March 31, 2024 and 91.3% as of March 31, 2023, a year-over year decrease of 730 basis points. The decline was primarily driven by a normalization of winbacks, a larger pool of Members up for renewal year over year, and NextGen Identity+ upgrades, which we prioritized over our typical focus on reactivating Members in the lane.
Annual CLEAR Plus Gross Dollar Retention
We define Annual CLEAR Plus Gross Dollar Retention as the net bookings collected from a Fixed Cohort of Members during the Current Period as a percentage of the net bookings collected from the same Fixed Cohort during the Prior Period. The Current Period is the 12-month period ending on the reporting date, the Prior Period is the 12-month period ending on the reporting date one year earlier. The Fixed Cohort is defined as all Active CLEAR Plus Members as of the last day of the Prior Period who have activated a payment method for our in-airport CLEAR Plus service, including their registered family plan Members. Active CLEAR Plus Members also include those in a grace period of up to 51 days after a billing failure during which time we attempt to collect updated payment information. Bookings received from a third party as part of a partnership agreement are excluded from both periods; all Members, including those on a free or discounted plan, or who receive a full statement credit, only impact Annual CLEAR Plus Gross Dollar Retention to the extent that they are paying anything out-of-pocket on behalf of themselves or a registered family plan Member.

	As of March 31,
	2024	2023	% Change
Annual CLEAR Plus Gross Dollar Retention	89.8%	84.5%	5.3%
Annual CLEAR Plus Gross Dollar Retention was 89.8% as of March 31, 2024 and 84.5% as of March 31, 2023, a year-over-year increase of 530 basis points. We view this new metric to be representative of underlying Member retention trends and less dependent upon the underlying growth rate of the total membership base versus Annual CLEAR Plus Net Member Retention.

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

	As of March 31,
	2024	2023	Change
Active CLEAR Plus Members	6,798	5,711	19%

Active CLEAR Plus Members was 6,798 as of March 31, 2024 and 5,711 as of March 31, 2023, which represented a 19% increase, driven by new Members added through new and existing airports as well as partner and organic channels.

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

	As of March 31,
	2024	2023	Change
Annual CLEAR Plus Member Usage	7.8x	8.8x	(11%)

Annual Usage was 7.8x as of March 31, 2024 and 8.8x as of as of March 31, 2023, which represented a 11% decrease.

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

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities adjusted for purchases of property and equipment plus the value of share repurchases over fair value. With regards to our CLEAR Plus subscription service, we generally collect cash from our members upfront for annual subscriptions. As a result, when the business is growing Free Cash Flow can be a real time indicator of the current trajectory of the business.
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three months ended March 31,
(In thousands)	2024	2023
Net income (loss)	$32,088	$(8,273)
Income tax (benefit) expense	1,965	(119)
Interest income, net	(9,925)	(6,392)
Other (income) expense, net	5	(38)
Depreciation and amortization	6,092	5,167
Impairment on assets	—	3,633
Equity-based compensation expense	10,665	16,649
Adjusted EBITDA	$40,890	$10,627

Revenue	$179,049	$132,356
Net income Margin	18%	(6)%
Adjusted EBITDA Margin	23%	8%
Reconciliation of Net Income (Loss) to Adjusted Net Income

	Three months ended March 31,
(In thousands)	2024	2023
Net income (loss) attributable to Clear Secure, Inc.	$18,806	$(5,224)
Reallocation of net loss attributable to non-controlling interests	13,282	(3,049)
Net income (loss)	32,088	(8,273)
Equity-based compensation expense	10,665	16,649
Amortization of acquired intangibles	871	790
Income tax effect	(1,526)	(350)
Adjusted Net Income	$42,098	$8,816

Calculation of Adjusted Weighted-Average Shares Outstanding Basic and Diluted

	Three months ended March 31,
	2024	2023
Weighted-average number of shares outstanding, basic for Class A Common Stock	91,831,639	89,614,791
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	907,234	907,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	31,010,244	36,867,471
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,796,690	25,796,690
Adjusted Weighted-Average Number of Shares Outstanding, Basic	149,545,807	153,186,186
Weighted-average impact of unvested RSAs	—	110,641
Weighted-average impact of unvested RSUs	653,721	896,720
Weighted-average impact of unvested performance based RSUs	20,748	—
Total incremental shares	674,469	1,007,361
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	150,220,276	154,193,547

Calculation of Adjusted Net Income per Common Share, Basic

	Three months ended March 31,
	2024	2023
Adjusted Net Income in thousands	$42,098	$8,816
Adjusted Weighted-Average Number of Shares Outstanding, Basic	149,545,807	153,186,186
Adjusted Net Income per Common Share, Basic	$0.28	$0.06

Calculation of Adjusted Net Income per Common Share, Diluted

	Three months ended March 31,
	2024	2023
Adjusted Net Income in thousands	$42,098	$8,816
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	150,220,276	154,193,547
Adjusted Net Income per Common Share, Diluted:	$0.28	$0.06

Summary of Adjusted Net Income per Common Share:

	Three months ended March 31,
	2024	2023
Adjusted Net Income per Common Share, Basic	$0.28	$0.06
Adjusted Net Income per Common Share, Diluted	$0.28	$0.06

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three months ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$80,349	$60,757
Purchases of property and equipment	(2,776)	(9,410)
Free Cash Flow	$77,573	$51,347
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
Interest income, net
Interest income, net primarily consists of interest income from our investment holdings and discount accretion on our marketable securities partially offset by issuance costs on our revolving credit facility.
Other income, net
Other income, net consists of certain non-recurring non-operating items including items such as sublease income, and changes in the fair value of contingent consideration.
Provision (benefit) for income taxes

As a result of the IPO and Reorganization, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including the Company, based on ownership interest. The Company is subject to federal income taxes in the U.S. and its territories, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico.
Comparison of the three months ended March 31, 2024 and 2023 (in millions):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Revenue	$179.0	$132.4	$46.6	35%
Operating expenses:
Cost of revenue share fee	24.4	19.6	4.8	24%
Cost of direct salaries and benefits	40.3	33.1	7.2	22%
Research and development	20.1	21.9	(1.8)	(8)%
Sales and marketing	11.6	9.5	2.1	22%
General and administrative	52.9	58.1	(5.2)	(9)%
Depreciation and amortization	6.1	5.2	0.9	17%
Operating income (loss)	23.7	(15.1)	38.8	—
Other income (expense)
Interest income, net	9.9	6.4	3.5	55%
Other income, net	0.4	0.3	0.1	N/A
Income (loss) before tax	34.1	(8.4)	42.5	—
Income tax (expense) benefit	(2.0)	0.1	(2.1)	N/A
Net income (loss)	$32.1	$(8.3)	$40.4	$—
Information about our operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is set forth below:

Revenue

	Three months ended March 31,
	2024	2023	$ Change	% Change
Revenue	$179.0	$132.4	$46.6	35%

Revenue increased by $46.6 million, or 35%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was primarily due to an increase in the number of CLEAR Plus Members. Approximately 28% and 30% of paying CLEAR Plus members were on a family plan as of March 31, 2024 and 2023, respectively.
Cost of revenue share fee

	Three months ended March 31,
	2024	2023	$ Change	% Change
Cost of revenue share fee	$24.4	$19.6	$4.8	24%
Cost of revenue share fee increased by $4.8 million, or 24%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was driven primarily by an increase of $2.4 million, or a 46% increase, in fixed airport fees and $2.4 million, or a 17% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by $1.8 million and $0.6 million in three months ended March 31, 2024 and 2023, respectively.

Cost of direct salaries and benefits

	Three months ended March 31,
	2024	2023	$ Change	% Change
Cost of direct salaries and benefits	$40.3	$33.1	$7.2	22%
Cost of direct salaries and benefits expenses increased by $7.2 million, or 22%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was primarily due to increased employee compensation costs of $7.1 million caused by select wage increases and higher average employee count.

Research and development

	Three months ended March 31,
	2024	2023	$ Change	% Change
Research and development	$20.1	$21.9	$(1.8)	(8)%
Research and development expenses decreased by $1.8 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was primarily due to $1.1 million non-cash impairment of certain assets during the three months ended March 31, 2023 and a $0.8 million decrease in employee compensation costs, net of a $0.9 million increase in severance related to the closure of our Israel office.

Sales and marketing

	Three months ended March 31,
	2024	2023	$ Change	% Change
Sales and marketing	$11.6	$9.5	$2.1	22%
Sales and marketing expenses increased by $2.1 million, or 22%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was driven primarily by $1.4 million of higher discretionary marketing expense and $0.4 million increased employee compensation costs.
General and administrative

	Three months ended March 31,
	2024	2023	$ Change	% Change
General and administrative	$52.9	$58.1	$(5.2)	(9)%
General and administrative expenses decreased by $5.2 million, or 9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was primarily driven by a $5.5 million decrease in employee related costs during the three months ended March 31, 2024. In addition, during the three months ended March 31, 2023, we incurred a $1.5 million lease impairment and $1.0 million write-off of certain assets that did not occur in the current period. The decrease was partially offset by a $2.5 million increase in technology costs and $2.0 million higher credit card fees due to higher bookings during the three months ended March 31, 2024.

Other income (expense)

	Three months ended March 31,
	2024	2023	$ Change	% Change
Interest income, net	$9.9	$6.4	$3.5	55%

Interest income, net increased by $3.5 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily driven by higher interest rates.

	Three months ended March 31,
	2024	2023	$ Change	% Change
Other income, net	$0.4	$0.3	$0.1	N/A
Other income (expense), net increased by $0.1 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Income tax (expense) benefit

	Three months ended March 31,
	2024	2023	$ Change	% Change
Income tax (expense) benefit	$(2.0)	$0.1	$(2.1)	N/A

Income tax expense increased by $2.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of March 31, 2024, we had cash and cash equivalents of $64.1 million and marketable securities of $634.3 million.
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
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On November 8, 2023 and March 21, 2024, the Company announced that its Board authorized two $100 million increases to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization on March 21, 2024 of $140.7 million. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the three months ended March 31, 2024, the Company repurchased 4,416,759 shares for $84.9 million. The repurchased shares were retired. As of March 31, 2024, $140.7 million remains available under the repurchase authorization.
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
On March 21, 2024, the Company announced the declaration of a special cash dividend in the amount of $0.32 per share payable on April 8, 2024 to holders of record of the Class A Common Stock and Class B Common Stock as of the close of business on April 1, 2024. The Company funded the payment of the special cash dividend with cash held by the Company following its receipt of a pro rata cash distribution made by Alclear to all of its members, including the Company, together with cash held by the Company following its receipt of tax distributions made by Alclear. Tax distributions are required under Alclear’s Operating Agreement, generally at a tax rate higher than the Company's. As a result, together with the Company’s utilization of certain tax attributes, the Company has received cash from tax distributions in excess of what is required to fund its tax liabilities and obligations under its Tax Receivable Agreement.

On May 7, 2024, the Company announced that its Board declared a quarterly dividend of $0.10 per share, payable on June 18, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2024 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

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

As of March 31, 2024, the Company had a remaining borrowing capacity of $68.3, net of standby letters of credit, and had no outstanding debt obligations. As of March 31, 2024, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 20 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in millions):

	Three months ended March 31,
	2024	2023	$ Change
Net cash provided by operating activities	$80.3	$60.8	$19.5
Net cash provided by (used in) investing activities	26.2	(50.6)	76.8
Net cash used in financing activities	(101.3)	(9.1)	(92.2)
Net increase in cash, cash equivalents, and restricted cash	5.3	1.1	4.2
Cash, cash equivalents, and restricted cash, beginning of year	62.4	68.9	(6.5)
Net exchange differences on cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash, end of period	$67.7	$70.0	$(2.3)
Cash flows from operating activities
For the three months ended March 31, 2024, net cash provided by operating activities was $80.3 million compared to net cash provided by operating activities of $60.8 million for the three months ended March 31, 2023, an increase of $19.5 million primarily due to higher net income offset by year-over-year unfavorable changes in working capital of $14.3 million and a decrease in non-cash adjustments to net income of $6.5 million.
Cash flows from investing activities
For the three months ended March 31, 2024 net cash provided by investing activities was $26.2 compared to net cash used in investing activities of $50.6 for the three months ended March 31, 2023, an increase of $76.8 million. The change was primarily due to an increase in the net sales of marketable securities of $65.4 million and a decrease in capital expenditures of $6.6 million.

Cash flows from financing activities
For the three months ended March 31, 2024, net cash used in financing activities was $101.3 million compared to net cash used in financing activities of $9.1 million for the three months ended March 31, 2023, an increase of $92.2 million. The change was primarily due to an increase in the amounts used to repurchase Class A Common Stock of $78.4 million and an increase in payments of dividends and distributions of $13.9 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of March 31, 2024, we had future minimum payments of $203.9 million, with $15.0 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of March 31, 2024, we had future minimum payments of $66.2 million.
We have commitments for future marketing expenditures to sports stadiums of $7.4 million as of March 31, 2024.

We are subject to certain minimum spend commitments of approximately $1.2 million over the next year under service arrangements.
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

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of March 31, 2024, the Company did not record a liability from the TRA.
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
Interest Rate Risk

We had cash and cash equivalents of $64.1 million as of March 31, 2024. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of March 31, 2024, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $634.3 million as of March 31, 2024. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $4.0 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three months ended March 31, 2024.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended March 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 1,625,803 shares of Class A Common Stock.

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

Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended March 31, 2024 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2024 - January 31, 2024	—	$—	—	$125
February 1, 2024 - February 29, 2024	636,096	$18.45	636,096	$114
March 1, 2024 - March 31, 2024	3,780,663	$19.35	3,780,663	$141
Total	4,416,759	$19.22	4,416,759
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022 and publicly announced by the Company on May 16, 2022, and increased on November 8, 2023 and March 21, 2024. The share repurchase program provides for the purchase by the Company of up to $300 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of March 31, 2024, $140,688 remains available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Number of Shares to be Sold under the Plan
Kenneth Cornick	President and Chief Financial Officer	March 12, 2024	May 30, 2025	979,935

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SECURE, INC.

Date:	May 8, 2024	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	May 8, 2024	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer