Form 10-Q
period 2024-06-30
Clear Secure, Inc.
filed 2024-08-06
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of August 1, 2024:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	92,249,918
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	907,234
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	20,292,253
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	25,796,690

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39,108	$57,900
Marketable securities	630,510	665,197
Accounts receivable	1,124	526
Prepaid revenue share fee	22,591	24,402
Prepaid expenses and other current assets	20,433	22,009
Total current assets	713,766	770,034
Property and equipment, net	59,290	62,611
Right of use asset, net	112,655	115,874
Intangible assets, net	18,226	20,825
Goodwill	62,757	62,757
Restricted cash	3,597	4,501
Other assets	12,091	8,407
Total assets	$982,382	$1,045,009
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,857	$11,781
Accrued liabilities	236,422	164,015
Deferred revenue	388,021	376,253
Total current liabilities	633,300	552,049
Other long term liabilities	120,818	123,736
Total liabilities	754,118	675,785
Commitments and contingencies (Note 17)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 92,216,698 shares issued and outstanding as of June 30, 2024 and 91,786,941 shares issued and outstanding as of December 31, 2023	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 907,234 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 24,292,253 shares issued and outstanding as of June 30, 2024 and 32,234,914 shares issued and outstanding as of December 31, 2023	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 25,796,690 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Accumulated other comprehensive loss	(561)	2,050
Treasury stock at cost, 0 shares as of June 30, 2024 and December 31, 2023	—	—
Accumulated deficit	(30,789)	(73,714)
Additional paid-in capital	184,885	304,992
Total stockholders’ equity attributable to Clear Secure, Inc.	153,536	233,329
Non-controlling interest	74,728	135,895
Total stockholders’ equity	228,264	369,224
Total liabilities and stockholders’ equity	$982,382	$1,045,009

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$186,745	$149,871	$365,794	$282,227

Operating expenses:
Cost of revenue share fee	26,093	21,219	50,457	40,789
Cost of direct salaries and benefits	40,085	34,204	80,373	67,350
Research and development	17,411	22,310	37,515	44,254
Sales and marketing	11,007	10,788	22,629	20,297
General and administrative	55,371	56,144	108,261	114,222
Depreciation and amortization	6,441	4,989	12,533	10,156
Operating income (loss)	30,337	217	54,026	(14,841)

Other income (expense):
Interest income, net	8,247	7,394	18,172	13,786
Other income, net	416	634	855	908
Income (loss) before tax	39,000	8,245	73,053	(147)
Income tax expense	(409)	(211)	(2,374)	(92)
Net income (loss)	38,591	8,034	70,679	(239)
Less: net income attributable to non-controlling interests	14,472	4,023	27,754	974
Net income (loss) attributable to Clear Secure, Inc.	$24,119	$4,011	$42,925	$(1,213)

Net income (loss) per share of Class A Common Stock and Class B Common Stock (Note 15)
Net income (loss) per common share basic, Class A	$0.26	$0.04	$0.46	$(0.01)
Net income (loss) per common share basic, Class B	$0.26	$0.04	$0.46	$(0.01)
Net income (loss) per common share diluted, Class A	$0.26	$0.04	$0.46	$(0.01)
Net income (loss) per common share diluted, Class B	$0.26	$0.04	$0.46	$(0.01)
Weighted-average shares of Class A Common Stock outstanding, basic	91,984,045	89,569,933	91,907,842	89,318,481
Weighted-average shares of Class B Common Stock outstanding, basic	907,234	907,234	907,234	907,234
Weighted-average shares of Class A Common Stock outstanding, diluted	92,605,019	90,372,444	92,645,417	89,318,481
Weighted-average shares of Class B Common Stock outstanding, diluted	907,234	907,234	907,234	907,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$38,591	$8,034	$70,679	$(239)
Other comprehensive income (loss)
Currency translation	—	—	—	8
Unrealized gain (loss) on fair value of marketable securities	(1,227)	(1,240)	(4,210)	348
Total other comprehensive income (loss)	(1,227)	(1,240)	(4,210)	356
Comprehensive income (loss)	37,364	6,794	66,469	117
Less: comprehensive income attributable to non-controlling interests	14,021	3,519	26,155	1,128
Comprehensive income (loss) attributable to Clear Secure, Inc.	$23,343	$3,275	$40,314	$(1,011)

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2024	91,786,941	$1	907,234	$—	32,234,914	$—	25,796,690	$—	$304,992	$2,050	—	$—	$(73,714)	$233,329	$135,895	$369,224
Net income	—	—	—	—	—	—	—	—	—	—	—	—	18,806	18,806	13,282	32,088
Other comprehensive income	—	—	—	—	—	—	—	—	—	(1,835)	—	—	—	(1,835)	(1,148)	(2,983)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,684	—	—	—	—	6,684	4,185	10,869
Net share settlements of stock-based awards	183,167	—	—	—	—	—	—	—	(1,298)	—	—	—	—	(1,298)	(812)	(2,110)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,564)	(10,564)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,558)	(4,558)
Exchange of shares	1,625,803	—	—	—	(1,625,803)	—	—	—	3	—	—	—	—	3	(3)	—
Dividends	—	—	—	—	—	—	—	—	(8,481)	—	—	—	—	(8,481)	—	(8,481)
Special dividend	—	—	—	—	—	—	—	—	(28,828)	—	—	—	—	(28,828)		(28,828)
Repurchase and retirement of Class A Common Stock	(4,416,759)	—	—	—	—	—	—	—	(52,514)	—	—	—	—	(52,514)	(32,868)	(85,382)
Balance, March 31, 2024	89,179,152	$1	907,234	$—	30,609,111	$—	25,796,690	$—	$220,558	$215	—	$—	$(54,908)	$165,866	$103,409	$269,275
Net income	—	—	—	—	—	—	—	—	—	—	—	—	24,119	24,119	14,472	38,591
Other comprehensive income	—	—	—	—	—	—	—	—	—	(776)	—	—	—	(776)	(451)	(1,227)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,624	—	—	—	—	6,624	3,847	10,471
Net share settlements of stock-based awards	287,541	—	—	—	—	—	—	—	(685)	—	—	—	—	(685)	(1,819)	(2,504)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,018)	(5,018)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,367)	(7,367)
Exchange of shares	6,316,858	—	—	—	(6,316,858)	—	—	—	19,763	—	—	—	—	19,763	(19,763)	—
Dividends	—	—	—	—	—	—	—	—	(9,339)	—	—	—	—	(9,339)	—	(9,339)
Repurchase and retirement of Class A Common Stock	(3,566,853)	—	—	—		—	—	—	(52,036)	—	—	—	—	(52,036)	(12,582)	(64,618)
Balance, June 30, 2024	92,216,698	$1	907,234	$—	24,292,253	$—	25,796,690	$—	$184,885	$(561)	—	$—	$(30,789)	$153,536	$74,728	$228,264
See notes to condensed consolidated financial statements

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2023	87,760,831	$1	907,234	$—	38,290,964	$—	25,796,690	$—	$394,390	$(1,529)	80,505	$—	$(101,797)	$291,065	$219,856	$510,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,224)	(5,224)	(3,049)	(8,273)
Other comprehensive income	—	—	—	—	—	—	—	—	—	938	—	—	—	938	658	1,596
Equity-based compensation expense, net of forfeitures	(3,079)	—	—	—	—	—	—	—	10,151	—	3,079	—	—	10,151	6,257	16,408
Net share settlements of stock-based awards	155,049	—	—	—	—	—	—	—	(946)	—	(83,584)	—	—	(946)	(1,462)	(2,408)
Warrant expense	—	—	—	—	—	—	—	—	366	—	—	—	—	366	257	623
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,615	—	—	—	—	1,615	(1,615)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,886)	(13,886)
Exchange of shares	2,048,773	—	—	—	(2,048,773)	—	—	—	6,189	—	—	—	—	6,189	(6,189)	—
Repurchase and retirement of Class A Common Stock	(281,838)	—	—	—	—	—	—	—	(7,380)	—	—	—	—	(7,380)	911	(6,469)
Balance, March 31, 2023	90,214,391	$1	907,234	$—	36,242,191	$—	25,796,690	$—	$404,385	$(591)	—	$—	$(107,021)	$296,774	$201,738	$498,512
Net income	—	—	—	—	—	—	—	—	—	—	—	—	4,011	4,011	4,023	8,034
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(736)	—	—	—	(736)	(504)	(1,240)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,415	—	—	—	—	8,415	6,244	14,659
Net share settlements of stock-based awards	144,341	—	—	—	—	—	—	—	(655)	—	—	—	—	(655)	(740)	(1,395)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(26)	(26)	(17)	(43)
Exchange of shares	150,000	—	—	—	(150,000)	—	—	—	165	—	—	—	—	165	(165)	—
Special dividend	—	—	—	—	—	—	—	—	(18,089)	—	—	—	—	(18,089)	—	(18,089)
Repurchase and retirement of Class A Common Stock	(1,533,357)	—	—	—		—	—	—	(22,928)	—	—	—	—	(22,928)	(15,700)	(38,628)
Balance, June 30, 2023	88,975,375	$1	907,234	$—	36,092,191	$—	25,796,690	$—	$371,293	$(1,327)	—	$—	$(103,036)	$266,931	$194,879	$461,810

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$70,679	$(239)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation of property and equipment	10,728	8,516
Amortization of intangible assets	1,805	1,640
Noncash lease expense	3,180	3,315
Impairment of assets	—	3,707
Equity-based compensation	20,895	30,937
Deferred income tax	28	12
Amortization of revolver loan costs	136	164
Premium amortization and (discount accretion), net on marketable securities	(4,489)	(7,489)
Changes in operating assets and liabilities:
Accounts receivable	(598)	240
Prepaid expenses and other assets	(656)	(1,849)
Prepaid revenue share fee	1,811	(1,848)
Accounts payable	(2,624)	(2,663)
Accrued and other long term liabilities	85,030	64,196
Deferred revenue	11,768	37,177
Operating lease liabilities	(2,760)	(54)
Net cash provided by operating activities	$194,933	$135,762

Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(356,079)	(411,650)
Sales of marketable securities	391,044	377,528
Purchase of strategic investment	(1,000)	(6,000)
Purchases of property and equipment	(7,216)	(17,790)
Purchases of intangible assets	(318)	(89)
Net cash provided by (used in) investing activities	$26,431	$(58,001)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(150,000)	(45,097)
Payment of dividend	(17,820)	—
Payment of special dividend	(28,828)	(18,129)
Distributions to members	(15,582)	—
Tax distribution to members	(24,100)	(13,929)
Debt issuance costs	—	(396)
Payment of taxes on net settled stock-based awards	(4,614)	(3,803)
Other financing activities	(153)	—
Net cash used in financing activities	$(241,097)	$(81,354)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(19,733)	(3,593)
Cash, cash equivalents, and restricted cash, beginning of period	62,401	68,884
Exchange rate effect on cash and cash equivalents, and restricted cash	37	51
Cash, cash equivalents, and restricted cash, end of period	$42,705	$65,342

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$39,108	$57,248
Restricted cash	3,597	8,094
Total cash, cash equivalents, and restricted cash	$42,705	$65,342
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

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 58 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 46 airports (as of the date of this filing), which offers consumers increased choice in how and where to sign up for this popular trusted traveler program; CLEAR Verified, our B2B offering, which enables our partners to leverage our digital identity technology and reusable member network to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces; and our free flagship CLEAR app, which offers consumer products like Home-to-Gate and includes RESERVE Powered by CLEAR, our virtual queuing technology that enables customers to prebook a spot in airport security line so they don’t have to wait.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three and six months ended June 30, 2024 and 2023, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and six months ended June 30, 2024 and 2023, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the six months ended June 30, 2024.

2024
Balance as of January 1	$376,253
Deferral of revenue	373,923
Recognition of deferred revenue	(362,155)
Balance as of June 30	$388,021
The Company has obligations for refunds and other similar items of $3,214 as of June 30, 2024 recorded within accrued liabilities.

During the six months ended June 30, 2024 and 2023, the Company recognized $273,062 and $199,740, respectively, of revenue which was included in the opening deferred revenue balances.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
Prepaid software licenses	$9,464	$10,306
Coronavirus aid, relief, and economic security act retention credit	—	1,002
Prepaid insurance costs	203	1,946
Other current assets	10,766	8,755
Total	$20,433	$22,009
The Coronavirus Aid, Relief, and Economic Security Act is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. As of March 31, 2024, the Company no longer expects to receive the remainder of the balance in the next twelve months. As such, the Company recorded a reclass of this balance to Other assets. Refer to Note 10 for the reclassed balance.
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
The contractual maturities of investments classified as marketable securities are as follows:

	June 30, 2024	December 31, 2023
Due within 1 year	$452,260	$439,155
Due after 1 year through 2 years	178,250	226,042
Total marketable securities	$630,510	$665,197
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at June 30, 2024 and December 31, 2023.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$18,273	$—	$(27)	$18,246	2
U.S. Treasuries	247,766	12	(439)	247,339	1
Corporate bonds	280,383	104	(824)	279,663	2
Money market funds measured at NAV (a)	85,262	—	—	85,262	N/A
Total marketable securities	$631,684	$116	$(1,290)	$630,510

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$42,903	$16	$(24)	$42,895	2
U.S. Treasuries	324,274	2,896	(257)	326,913	1
Corporate bonds	294,540	969	(564)	294,945	2
Money market funds measured at NAV (a)	444	—	—	444	N/A
Total marketable securities	$662,161	$3,881	$(845)	$665,197
(a)Money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the condensed consolidated balance sheets.
Of the total marketable securities held at fair value as of June 30, 2024, $139,444 was in a continuous unrealized loss position for 12 months or longer. The Company had no continuous unrealized loss positions in relation to marketable securities as of June 30, 2024 or December 31, 2023 that were as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of June 30, 2024 and December 31, 2023 consist of the following:

	Depreciation Period in Years	June 30, 2024	December 31, 2023
Internally developed software	3 - 5	$65,888	$62,306
Acquired software	3	6,441	6,539
Equipment	5	35,247	33,624
Leasehold improvements	1 - 15	9,069	9,113
Furniture and fixtures	5	13,680	12,709
Construction in progress		9,825	8,672
Total property and equipment, cost		140,150	132,963
Less: accumulated depreciation		(80,860)	(70,352)
Total property and equipment, net		$59,290	$62,611
Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2024 and 2023 was $5,560 and $4,171, respectively, and $10,728 and $8,516 for the six months ended June 30, 2024 and 2023, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During the three and six months ended June 30, 2024, $1,756 and $3,583, respectively, were capitalized in connection with internally developed software inclusive of $241 and $445 of equity-based compensation, respectively. Amortization expense on internally developed software was $3,254 and $2,401 for the three months ended June 30, 2024 and 2023, respectively, and $6,416 and $4,152 for the six months ended June 30, 2024 and 2023, respectively.
During the three months ended June 30, 2024 and 2023, the Company recognized impairment charges of none and $74, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized impairment charges of none and $2,201, respectively.
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of June 30, 2024 were $450 and $115, respectively, and $147 and $120 as of June 30, 2023, respectively.
7. Leases
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2024 and 2023 was $3,740 and $3,758, respectively, and $7,472 and $4,840 for the six months ended June 30, 2024 and June 30, 2023, respectively.
During the six months ended June 30, 2023, the Company entered into a sublease agreement whereby the Company continues to be a lessee under the original operating lease but will act as a sublessor. As a result, during the six months ended June 30, 2023, the Company recorded $1,506 of impairment to its right of use asset within general and administrative in the condensed consolidated statements of operations. Sublease income is recorded within other income (expense), net within the condensed consolidated statements of operations. The Company had $444 and $444 for the three months ended June 30, 2024 and 2023, respectively, and $888 and $679 sublease income for the six months ended June 30, 2024 and 2023, respectively.
8. Intangible Assets, net
See below for Intangible assets, net as of June 30, 2024 and December 31, 2023:

	Weighted Average Useful Life in Years	June 30, 2024	December 31, 2023
Patents	20.0	$2,518	$3,312
Acquired intangibles - technology	3.0	5,130	5,130
Acquired intangibles - customer relationships	10.8	18,370	18,370
Acquired intangibles - brand names	5.0	500	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		26,828	27,622
Less: accumulated amortization		(8,602)	(6,797)
Intangible assets, net		$18,226	$20,825
Amortization expense on intangible assets for the three months ended June 30, 2024 and 2023 was $881 and $819, respectively and $1,805 and $1,640 for the six months ended June 30, 2024 and 2023, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
9. Restricted Cash
As of June 30, 2024 and December 31, 2023, the Company maintained bank deposits of $3,597 and $4,501, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
10. Other Assets
Other assets consist of the following as of June 30, 2024 and December 31, 2023:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	June 30, 2024	December 31, 2023
Security deposits	$280	$273
Loan fees	132	198
Certificates of deposit	459	459
Coronavirus aid, relief, and economic security act retention credit	1,002	—
Strategic investment	7,000	6,000
Other long-term assets	3,218	1,477
Total	$12,091	$8,407

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

During the three and six months ended June 30, 2024, there were no fair value adjustments recorded by the Company in relation to its strategic investment.
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$13,362	$18,690
Accrued partnership liabilities	186,947	96,284
Lease liability	5,913	5,727
Other accrued liabilities	30,200	43,314
Total	$236,422	$164,015
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the second half of the current year.
Other long term liabilities consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Deferred tax liability	$1,739	$1,711
Lease liability	118,709	121,655
Other long term liabilities	370	370
Total	$120,818	$123,736
12. Warrants

In January 2023, the Company recognized $1,038 of the remaining expense related to the 534,655 fully vested United Airlines warrants. These warrants were exercised for Class A Common Stock in a cashless exercise with an intrinsic value of $16,136. The existing warrant agreement with United Airlines expired in the first quarter of 2023.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The following warrants remained outstanding as of June 30, 2024:

	Number of Warrants	Weighted-Average Exercise Price	Weighted average Remaining Contractual Term (years)
Exercisable for Alclear Units	773,934	$0.01	0.21

All outstanding warrants are subject to certain performance-based vesting criteria which the Company evaluates at each reporting period to determine the likelihood of achievement.

Based on the probability of vesting, the Company recorded none for both the three months ended June 30, 2024 and 2023, respectively, and none and $623 for the six months ended June 30, 2024 and 2023, respectively within general and administrative expense in the condensed consolidated statements of operations.

13. Stockholders’ Equity
Common Stock
The Company has and will issue shares of its common stock as a result of transactions in relation to warrant exercises, exchanges, and vesting of restricted stock units (“RSUs”).
Treasury Stock
Historically, the Company's treasury stock consisted of forfeited Restricted Stock Awards (“RSAs”) that were legally issued shares held by the Company, and recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors (the “Board”). As of June 30, 2024, all RSAs have been either vested or forfeited. The Company’s treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.

Share Repurchases
During the six months ended June 30, 2024, the Company repurchased and retired 7,983,612 shares of its Class A Common Stock for $150,000 at an average price of $18.79. As of June 30, 2024, $75,424 remained available under the repurchase authorization.
The Inflation Reduction Act created an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the six months ended June 30, 2024, the Company recorded an accrual of none related to this tax within its condensed consolidated financial statements. Refer to Note 16 for further information regarding the Inflation Reduction Act.
Special and Quarterly Dividends
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
On February 15, 2024, the Company announced that its Board declared a quarterly dividend of $0.09 per share, payable on March 5, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on February 26, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of February 26, 2024, including holders of non-controlling interests in Alclear and the Company.

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

On May 7, 2024, the Company announced that its Board declared a quarterly dividend of $0.10 per share, payable on June 18, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of June 10, 2024, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our co-founders, Caryn Seidman Becker and Kenneth Cornick (the “Co-Founders”), and members of Alclear. The following table summarizes the ownership of non-voting common units of Alclear (“Alclear Units”) as of June 30, 2024:

	Alclear Units	Ownership Percentage
Alclear Units held by Alclear post-reorganization members (other than the Co-Founders and Clear Secure, Inc.)	24,292,253	16.96%
Alclear Units held by the Co-Founders	25,796,690	18.01%
Total	50,088,943	34.97%
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
During the six months ended June 30, 2024, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock for shares of the Company's Class A Common Stock. As a result, the Company issued 7,942,661 shares of Class A Common Stock.
The non-controlling interest ownership percentage declined from 38.51% as of December 31, 2023 to 34.97% as of June 30, 2024. This decrease was primarily attributable to the issuance of shares of Class A Common Stock, primarily due to exchanges noted above.

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
The following is a summary of activity related to the RSUs associated with compensation arrangements during the six months ended June 30, 2024:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2024	3,897,957	$24.85
Granted	1,590,725	18.19
Vested	(702,938)	30.23
Forfeited	(806,350)	23.24
Unvested balance as of June 30, 2024	3,979,394	$21.79
The following is a vesting schedule of the expected vesting period related to the unvested RSUs as of June 30, 2024:

Unvested RSU’s
Expected to vest within 1 year	1,391,812
Expected to vest between 1 to 2 years	1,500,612
Expected to vest between 2 to 3 years	1,086,970
Unvested balance as of June 30, 2024	3,979,394
Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of direct salaries and benefits	$154	$143	$280	$216
Research and development	2,411	5,443	5,964	10,393
Sales and marketing	255	132	488	31
General and administrative	4,375	2,010	8,139	6,622
Total	$7,195	$7,728	$14,871	$17,262
As of June 30, 2024, estimated unrecognized expense for RSUs that are probable of vesting was $60,123 with such expense to be recognized over a weighted-average period of approximately 2.19 years.

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
As of June 30, 2024, estimated unrecognized expense for Founder PSUs was $4,076 with such expense to be recognized over a weighted-average period of approximately 0.54 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSAs	$—	$3	$—	$10
RSUs	7,195	7,728	14,871	17,262
Founder PSUs	3,035	6,557	6,024	13,042
Total	$10,230	$14,288	$20,895	$30,314

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of direct salaries and benefits	$154	$143	$280	$216
Research and development	2,411	5,445	5,964	10,397
Sales and marketing	256	132	488	31
General and administrative	7,409	8,568	14,163	19,670
Total	$10,230	$14,288	$20,895	$30,314

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
15. Net Income (Loss) per Common Share
Below is the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$23,884	$236	$3,971	$40
Weighted-average number of shares outstanding, basic	91,984,045	907,234	89,569,933	907,234
Net income per common share, basic:	$0.26	$0.26	$0.04	$0.04
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$23,884	$236	$3,971	$40
Add: reallocation of net income (loss) to Clear Secure, Inc. to reflect dilutive impact	31	(1)	12	—
Net income attributable to Clear Secure, Inc. used to calculate net loss per common share, diluted	23,915	234	3,983	40
Weighted-average number of shares outstanding used to calculate net income per common share, basic	91,984,045	907,234	89,569,933	907,234
Effect of dilutive shares	620,974	—	802,511	—
Weighted-average number of shares outstanding, diluted	92,605,019	907,234	90,372,444	907,234
Net income per common share, diluted:	$0.26	$0.26	$0.04	$0.04

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic:
Net income (loss) attributable to Clear Secure, Inc.	$42,507	$419	$(1,201)	$(12)
Weighted-average number of shares outstanding, basic	91,907,842	907,234	89,318,481	907,234
Net income (loss) per common share, basic:	$0.46	$0.46	$(0.01)	$(0.01)
Diluted:
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, basic	$42,507	$419	$(1,201)	$(12)
Add: reallocation of net income (loss) to Clear Secure, Inc. to reflect dilutive impact	218	(1)	—	—
Net income (loss) attributable to Clear Secure, Inc. used to calculate net loss per common share, diluted	42,725	418	(1,201)	(12)
Weighted-average number of shares outstanding used to calculate net income (loss) per common share, basic	91,907,842	907,234	89,318,481	907,234
Effect of dilutive shares	737,575	—	—	—
Weighted-average number of shares outstanding, diluted	92,645,417	907,234	89,318,481	907,234
Net income (loss) per common share, diluted:	$0.46	$0.46	$(0.01)	$(0.01)

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A Common Stock and Class B Common Stock for the three and six months ended June 30, 2024 and June 30, 2023:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three and Six Months Ended June 30, 2024
	Class A	Class B
Exchangeable Alclear Units	24,292,253	25,796,690
RSU’s	749,301	—
Total	25,041,554	25,796,690

	Six Months Ended June 30, 2023
	Class A	Class B
Exchangeable Alclear Units	36,092,191	25,796,690
RSA’s	13,856	—
RSU’s	3,617,422	—
Total	39,723,469	25,796,690

For both the three and six months ended June 30, 2024, the Company has excluded 4,575,939 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
16. Income Taxes
As a result of the IPO and Reorganization, the Company became the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is generally not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. The Company is subject to federal income taxes in the U.S. and its territories, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico.

The Company reported a tax expense of $409 on a pretax income of $39,000 for the three months ended June 30, 2024 as compared to a tax expense of $211 on a pretax income of $8,245 for the three months ended June 30, 2023. This resulted in an effective tax rate of 1.0% for the three months ended June 30, 2024 as compared to 2.6% percent for the three months ended June 30, 2023. The Company reported a tax expense of $2,374 on a pretax income of $73,053 for the six months ended June 30, 2024, as compared to a tax expense of $92 on a pretax loss of $147 for the six months ended June 30, 2023. This resulted in an effective tax rate of 3.2% for the six months ended June 30, 2024 as compared to (62.6%) for the six months ended June 30, 2023. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) movement in valuation allowance, and (3) the impact of U.S. federal and state taxes in excess of applicable tax attributes (e.g., net operating losses and general business tax credits). The Company paid $2,620 and $2,750, respectively, in estimated income taxes for the three and six months ended June 30, 2024, respectively.

The Company did not have significant unrecognized tax benefits and interest and penalties as of June 30, 2024. The Company is subject to income taxes in the U.S. and its territories, Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2018 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2019 and forward.

Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. This provision did not have a material impact on the condensed consolidated financial statements for the

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
six months ended June 30, 2024. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the six months ended June 30, 2024, the Company repurchased 7,983,612 shares of its Class A Common Stock. However, the Company did not record an excise tax as of June 30, 2024 because stock issuances were in excess of repurchases.
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

During the six months ended June 30, 2024, the Company issued 7,942,661 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 14 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of June 30, 2024, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, as of June 30, 2024, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability that, if recorded, would be approximately $129,057.

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

For the six months ended June 30, 2024, Alclear paid tax distributions totaling $24,100 to holders of Alclear Units other than the Company, and recorded a liability of $11,925 to holders of Alclear Units other than other than the Company.

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
Commitments other than leases
The Company is subject to minimum spend commitments of $544 over the next one year under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of June 30, 2024:

2024	$14,454
2025	24,968
2026	12,268
2027	9,291
2028	8,062
Thereafter	1,230
Total	$70,273
The Company has commitments for future marketing expenditures to sports stadiums of $6,769 through 2027. For the three months ended June 30, 2024 and 2023, marketing expenses related to sports stadiums were $1,167 and $1,391, respectively. For the six months ended June 30, 2024 and 2023 marketing expenses related to sports stadiums were $2,416 and $2,660, respectively.
18. Related Party Transactions
As of June 30, 2024, and December 31, 2023, the Company had total payables to certain related parties of $2,877 and $3,508, respectively.
In connection with certain related parties, for the three months ended June 30, 2024 and 2023, the Company recorded $2,716 and $2,814, respectively, in cost of revenue share fee within the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recorded expense of $5,952 and $5,664, respectively, within the condensed consolidated statements of operations.
Refer to Note 16 for information regarding the TRA liability. Refer to Note 12 regarding transactions between certain related parties with regards to warrants.
19. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended June 30, 2024 and 2023, the Company recorded expense of $446 and $553, respectively, within the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recorded expense of $1,348 and $1,395, respectively, within the condensed consolidated statements of operations.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
20. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The line of credit has not been drawn against as of June 30, 2024. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.

The Company incurred $396 of debt issuance costs in connection to Amendment No.2 to the Credit Agreement. As of June 30, 2024 and December 31, 2023, the balance of these loan fees was $264 and $419, respectively.
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

As of June 30, 2024, the Company had a remaining borrowing capacity of $68,334, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of June 30, 2024, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
21. Subsequent Events

Quarterly Dividend

On August 2, 2024, the Company announced that its Board declared a quarterly dividend of $0.10 per share, payable on September 17, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on September 10, 2024 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly dividend exceeds the Company's current and accumulated earnings and profits, a portion of such dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Share Repurchases

During the third quarter of 2024, Delta Air Lines exchanged 4,000,000 of their Alclear Units and corresponding shares of Class C Common Stock for shares of the Company’s Class A Common Stock, and the Company repurchased and retired the shares of Class A Common Stock.
On August 5, 2024, the Company announced that its Board authorized a $100,000 increase to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization of approximately $100,000, after giving effect to the repurchase from Delta Air Lines. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.

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
Taxation and Expenses
After the consummation of our IPO, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Alclear and will be taxed at the prevailing corporate tax rates. Alclear is treated as flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in the Annual Report on Form 10-K do not include any material provisions for U.S. federal income tax for the periods prior to our IPO.
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
During the three and six months ended June 30, 2024, the Company recognized certain exchanges. As of June 30, 2024, the Company did not record a TRA liability as a result of these exchanges.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total Bookings (in millions)	$197.0	$175.1	$21.9	13%	$377.6	$324.8	$52.8	16%
Total Bookings increased by $21.9 million, or 13%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by new Member enrollments, pricing increases, and strong retention of existing Members.
Total Bookings increased by $52.8 million, or 16%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by new Member enrollments, pricing increases, and strong retention of existing Members.
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

	As of June 30,
	2024	2023	Change	% Change
Total Cumulative Enrollments (in thousands)	24,221	17,385	6,836	39%
Total Cumulative Enrollments were 24,221 as of June 30, 2024 and 17,385 as of June 30, 2023, which represented a 39% increase. The year-over-year increase was driven by CLEAR Verified and CLEAR Plus enrollments.
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

	As of June 30,
	2024	2023	Change	% Change
Total Cumulative Platform Uses (in thousands)	206,673	154,317	52,356	34%
Total Cumulative Platform Uses was 206,673 as of June 30, 2024 and 154,317 as of June 30, 2023, which represented a 34% increase, driven by CLEAR Plus verifications combined with increased contributions from CLEAR Verified uses.
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

	As of June 30,
	2024	2023	% Change
Annual CLEAR Plus Net Member Retention	83.2%	90.7%	(7.5%)
Annual CLEAR Plus Net Member Retention was 83.2% as of June 30, 2024 and 90.7% as of June 30, 2023, a year-over year decrease of 750 basis points. The decrease was primarily driven by a larger pool of Members up for renewal year-over-year, a normalization of winbacks, and NextGen Identity+ upgrades, which we prioritized over our typical focus on reactivating Members in the lane.
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

	As of June 30,
	2024	2023	% Change
Annual CLEAR Plus Gross Dollar Retention	89.3%	87.7%	1.6%
Annual CLEAR Plus Gross Dollar Retention was 89.3% as of June 30, 2024 and 87.7% as of June 30, 2023, a year-over-year increase of 160 basis points. The year-over-year change was driven by pricing benefits, primarily from paying CLEAR Plus members on a family plan, and strong Member retention.

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

	As of June 30,
	2024	2023	% Change
Active Clear Plus Members	7,095	6,183	15%

Active CLEAR Plus Members was 7,095 as of June 30, 2024 and 6,183 as of June 30, 2023, which represented a 15% increase, driven by new Members added through new and existing airports as well as partner and organic channels.

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

	As of June 30,
	2024		2023	% Change
Annual CLEAR Plus Member Usage	7.4x	x	8.7x	(15%)

Annual Usage was 7.4x as of June 30, 2024 and 8.7x as of June 30, 2023, which represented a 15% decrease.

Non-GAAP Financial Measures

In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Net Income and Adjusted Net Income per Common Share, Basic and Diluted as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), net cash provided by (used in) operating activities or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our Non-GAAP financial measures are expressed in thousands.

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

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities adjusted for purchases of property and equipment. With regards to our CLEAR Plus subscription service, we generally collect cash from our members upfront for annual subscriptions. As a result, when the business is growing Free Cash Flow can be a real time indicator of the current trajectory of the business.
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$38,591	$8,034	$70,679	$(239)
Income tax expense	409	211	2,374	92
Interest income, net	(8,247)	(7,394)	(18,172)	(13,786)
Other income (expense), net	28	(189)	33	(227)
Depreciation and amortization	6,441	4,989	12,533	10,156
Impairment on assets	—	74	—	3,707
Equity-based compensation expense	10,230	14,288	20,895	30,937
Adjusted EBITDA	$47,452	$20,013	$88,342	$30,640

Revenue	$186,745	$149,871	$365,794	$282,227
Net income Margin	21%	5%	19%	—%
Adjusted EBITDA Margin	25%	13%	24%	11%
Reconciliation of Net Income (Loss) to Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income (loss) attributable to Clear Secure, Inc.	$24,119	$4,011	$42,925	$(1,213)
Reallocation of net loss attributable to non-controlling interests	14,472	4,023	27,754	974
Net income (loss)	38,591	8,034	70,679	(239)
Equity-based compensation expense	10,230	14,288	20,895	30,937
Amortization of acquired intangibles	871	790	1,742	1,580
Income tax effect	(426)	(300)	(1,951)	(650)
Adjusted Net Income	$49,266	$22,812	$91,365	$31,628

Calculation of Adjusted Weighted-Average Shares Outstanding Basic and Diluted

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average number of shares outstanding, basic for Class A Common Stock	91,984,045	89,569,933	91,907,842	89,318,481
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	907,234	907,234	907,234	907,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	25,837,260	36,176,257	28,423,752	36,519,954
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,796,690	25,796,690	25,796,690	25,796,690
Adjusted Weighted-Average Number of Shares Outstanding, Basic	144,525,229	152,450,114	147,035,518	152,542,359
Weighted-average impact of unvested RSAs	—	32,111	—	71,056
Weighted-average impact of unvested RSUs	596,628	770,400	714,008	833,560
Weighted-average impact of unvested performance based RSUs	24,346	—	23,567	—
Total incremental shares	620,974	802,511	737,575	904,616
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	145,146,203	153,252,625	147,773,093	153,446,975

Calculation of Adjusted Net Income per Common Share, Basic

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Net Income in thousands	$49,266	$22,812	$91,365	$31,628
Adjusted Weighted-Average Number of Shares Outstanding, Basic	144,525,229	152,450,114	147,035,518	152,542,359
Adjusted Net Income per Common Share, Basic	$0.34	$0.15	$0.62	$0.21

Calculation of Adjusted Net Income per Common Share, Diluted

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Net Income in thousands	$49,266	$22,812	$91,365	$31,628
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	145,146,203	153,252,625	147,773,093	153,446,975
Adjusted Net Income per Common Share, Diluted:	$0.34	$0.15	$0.62	$0.21

Summary of Adjusted Net Income per Common Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Net Income per Common Share, Basic	$0.34	$0.15	$0.62	$0.21
Adjusted Net Income per Common Share, Diluted	$0.34	$0.15	$0.62	$0.21

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$114,584	$75,005	$194,933	$135,762
Purchases of property and equipment	(4,440)	(8,380)	(7,216)	(17,790)
Free Cash Flow	$110,144	$66,625	$187,717	$117,972
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

The Company generates additional revenue from TSA PreCheck® Enrollment Provided by CLEAR. The Company offers consumers increased choice in how and where to sign up for this popular trusted traveler program through both online and in person enrollments and renewals across multiple locations. The Company continues to launch additional locations on a rolling basis, subject to TSA approval. The Company recognizes the revenue from these services net of fees remitted to TSA and the Federal Bureau of Investigation within the Company’s condensed consolidated statements of operations. The Company recognizes these revenues on a per transaction basis upon completion of each enrollment or renewal.

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

Comparison of the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$186.7	$149.9	$36.9	25%
Operating expenses:
Cost of revenue share fee	26.1	21.2	4.9	23%
Cost of direct salaries and benefits	40.1	34.2	5.9	17%
Research and development	17.4	22.3	(4.9)	(22)%
Sales and marketing	11.0	10.8	0.2	2%
General and administrative	55.4	56.1	(0.8)	(1)%
Depreciation and amortization	6.4	5.0	1.4	29%
Operating income (loss)	30.3	0.2	30.1	—
Other income (expense)
Interest income, net	8.2	7.4	0.9	N/A
Other income, net	0.4	0.6	(0.2)	N/A
Income before tax	39.0	8.2	30.8	—
Income tax expense	(0.4)	(0.2)	(0.2)	N/A
Net income	$38.6	$8.0	$30.6	—

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$365.8	$282.2	$83.6	30%
Operating expenses:
Cost of revenue share fee	50.5	40.8	9.7	24%
Cost of direct salaries and benefits	80.4	67.4	13.0	19%
Research and development	37.5	44.3	(6.8)	(15)%
Sales and marketing	22.6	20.3	2.3	11%
General and administrative	108.3	114.2	(5.9)	(5)%
Depreciation and amortization	12.5	10.1	2.4	24%
Operating income (loss)	54.0	(14.8)	68.8	—
Other income (expense)
Interest income, net	18.2	13.8	4.4	N/A
Other income, net	0.9	0.9	—	N/A
Income (loss) before tax	73.1	(0.1)	73.2	—
Income tax expense	(2.4)	(0.1)	(2.3)	N/A
Net income (loss)	$70.7	$(0.2)	$70.9	—
Information about our operating results for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is set forth below:

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$186.7	$149.9	$36.9	25%	$365.8	$282.2	$83.6	30%

Revenue increased by $36.9 million, or 25%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily due to an increase in the number of CLEAR Plus Members. Approximately 29% and 30%, respectively, of paying CLEAR Plus Members were on a family plan as of June 30, 2024 and 2023, respectively.

Revenue increased by $83.6 million, or 30%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was primarily due to an increase in the number of CLEAR Plus Members. Approximately 29% and 30%, respectively, of paying CLEAR Plus Members were on a family plan as of June 30, 2024 and 2023, respectively.

Cost of revenue share fee

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenue share fee	$26.1	$21.2	$4.9	23%	$50.5	$40.8	$9.7	24%
Cost of revenue share fee increased by $4.9 million, or 23%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was driven primarily by an increase of $2.4 million, or a 41% increase, in fixed airport fees and $2.5 million, or a 16% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by $0.6 million and $0.3 million in the three months ended June 30, 2024 and 2023.

Cost of revenue share fee increased by $9.7 million, or 24%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was driven primarily by an increase of $4.9 million, or a 43% increase, in fixed airport fees and $4.8 million, or a 16% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by $2.0 million and $0.9 million in the six months ended June 30, 2024 and 2023.
Cost of direct salaries and benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of direct salaries and benefits	$40.1	$34.2	$5.9	17%	$80.4	$67.4	$13.0	19%
Cost of direct salaries and benefits expenses increased by $5.9 million, or 17%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily due to increased employee compensation costs of $5.5 million caused by wage increases and higher average employee count.
Cost of direct salaries and benefits expenses increased by $13.0 million, or 19%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was primarily due to increased employee compensation costs of $10.3 million caused by wage increases and higher average employee count.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$17.4	$22.3	$(4.9)	(22)%	$37.5	$44.3	$(6.7)	(15)%
Research and development expenses decreased by $4.9 million, or 22%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily driven by a $4.5 million decrease in employee compensation costs.
Research and development expenses decreased by $6.7 million, or 15%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was primarily due to a $5.5 million decrease in employee compensation costs, net of a $0.9 million increase in severance related to the closure of our Israel office. In addition, during the six months ended June 30, 2023, we incurred a $1.2 million non-cash impairment of certain assets that did not occur in the current period.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$11.0	$10.8	$0.2	2%	$22.6	$20.3	$2.3	11%
Sales and marketing expenses increased by $0.2 million, or 2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily driven by a $2.1 million increase in higher discretionary marketing expense offset by a $2.0 million decrease in Ambassador commission expense.

Sales and marketing expenses increased by $2.3 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was driven primarily by $3.4 million of higher discretionary marketing expense and $1.2 million increased employee compensation costs, partially offset by a $2.2 million decrease in Ambassador commission expense.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
General and administrative	$55.4	$56.1	$(0.8)	(1)%	$108.3	$114.2	$(6.0)	(5)%
General and administrative expenses decreased by $0.8 million, or 1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was driven primarily by a decrease of $3.0 million in employee compensation cost and $1.6 million in professional service fees. The decrease was partially offset by a $3.5 million increase in technology costs.
General and administrative expenses decreased by $6.0 million, or 5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was driven primarily by a decrease of $8.5 million in employee compensation cost and $2.4 million in professional service fees. In addition, during the six months ended June 30, 2023, we incurred a $1.5 million lease impairment and $1.0 million write-off of certain assets that did not occur in the current period. The decrease was partially offset by a $6.0 million increase in technology costs and $3.6 million higher credit card fees due to higher bookings during the six months ended June 30, 2024.

Other income (expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income, net	$8.2	$7.4	$0.9	12%	$18.2	$13.8	$4.4	32%

Interest income, net increased by $0.9 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily driven by higher interest rates.

Interest income, net increased by $4.4 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was primarily driven by higher interest rates.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income, net	$0.4	$0.6	$(0.2)	(34)%	$0.9	$0.9	$(0.1)	(6)%

Other income, net decreased by $0.2 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Other income, net decreased by $0.1 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income tax expense	$(0.4)	$(0.2)	$(0.2)	105%	$(2.4)	$(0.1)	$(2.3)	105%

Income tax expense increased by $0.2 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).

Income tax expense increased by $2.3 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).
Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of June 30, 2024, we had cash and cash equivalents of $39.1 million and marketable securities of $630.5 million.
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
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On November 8, 2023, March 21, 2024 and August 5, 2024, the Company announced that its Board authorized three $100 million increases to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization on August 5, 2024 of approximately $100 million. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the six months ended June 30, 2024, the Company repurchased 7,983,612 shares for $150.0 million. The repurchased shares were retired. As of June 30, 2024, $75.4 million remained available under the repurchase authorization.
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

On February 15, 2024, the Company announced that its Board declared a quarterly dividend of $0.09 per share, payable on March 5, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on February 26, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of February 26, 2024, including holders of non-controlling interests in Alclear and the Company.
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

On May 7, 2024, the Company announced that its Board declared a quarterly dividend of $0.10 per share, payable on June 18, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of June 10, 2024, including holders of non-controlling interests in Alclear and the Company.

On August 2, 2024, the Company announced that its Board declared a quarterly dividend of $0.10 per share, payable on September 17, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on September 10, 2024 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

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

As of June 30, 2024, the Company had a remaining borrowing capacity of $68.3 million, net of standby letters of credit, and had no outstanding debt obligations. As of June 30, 2024, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 20 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided by operating activities	$194.9	$135.8	$59.2
Net cash provided by (used in) investing activities	26.4	(58.0)	84.4
Net cash used in financing activities	(241.1)	(81.4)	(159.7)
Net increase in cash, cash equivalents, and restricted cash	(19.7)	(3.6)	(16.1)
Cash, cash equivalents, and restricted cash, beginning of year	68.9	68.9	—
Net exchange differences on cash, cash equivalents, and restricted cash	—	0.1	—
Cash, cash equivalents, and restricted cash, end of period	$42.7	$65.3	$(22.6)
Cash flows from operating activities
For the six months ended June 30, 2024, net cash provided by operating activities was $194.9 million compared to net cash provided by operating activities of $135.8 million for the six months ended June 30, 2023, an increase of $59.2 million primarily due to year-over-year increase of net income of $70.9 million offset by unfavorable changes in working capital of $3.3 million and a decrease in non-cash adjustments to net income of $8.5 million.

Cash flows from investing activities

For the six months ended June 30, 2024 net cash provided by investing activities was $26.4 compared to net cash used in investing activities of $58.0 for the six months ended June 30, 2023, an increase of $84.4 million. The change was primarily due to an increase in the net sales of marketable securities of $69.1 million, a decrease in the purchase of a strategic investment of $5.0 million and an decrease in capital expenditures of $10.6 million.

Cash flows from financing activities
For the six months ended June 30, 2024, net cash used in financing activities was $241.1 million compared to net cash used in financing activities of $81.4 million for the six months ended June 30, 2023, an increase of $159.7 million. The change was due to increases in the amounts used to repurchase Class A Common Stock of $104.9 million, payments of special and regular dividends of $28.5 million, and distributions to members of $25.8 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of June 30, 2024, we had future minimum payments of $200.2 million, with $15.0 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of June 30, 2024, we had future minimum payments of $70.3 million.
We have commitments for future marketing expenditures to sports stadiums of $6.8 million as of June 30, 2024.

We are subject to certain minimum spend commitments of approximately $0.5 million over the next year under service arrangements.
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

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of June 30, 2024, the Company did not record a liability from the TRA.
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
Interest Rate Risk

We had cash and cash equivalents of $39.1 million as of June 30, 2024. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of June 30, 2024, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $630.5 million as of June 30, 2024. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $3.5 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and six months ended June 30, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended June 30, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2024, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 7,942,661 shares of Class A Common Stock.
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

Issuer Purchases of Equity Securities
Below is a summary of the repurchases during the three months ended June 30, 2024 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2024 - April 30, 2024	1,750,000	$19.38	1,750,000	$107
May 1, 2024 - May 31, 2024	1,178,668	$16.85	1,178,668	$87
June 1, 2024 - June 30, 2024	638,185	$17.75	638,185	$75
Total	3,566,853	$18.25	3,566,853
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022 and publicly announced by the Company on May 16, 2022, and increased on November 8, 2023, March 21, 2024, and August 5, 2024. The share repurchase program provides for the purchase by the Company of up to $400 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of June 30, 2024, $75.4 million remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Second Amended and Restated By-Laws

On August 1, 2024 the Board amended and restated the Company’s First Amended and Restated By-Laws (as amended, the “Second A&R By-Laws”) to: (i) update the procedural and information requirements for director nominations and other proposals submitted by stockholders under the Company’s “advance notice” provisions; (ii) require that any stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white; (iii) update provisions related to stockholder meeting adjournment procedures and lists of stockholders entitled to vote at stockholder meetings, in each case, to reflect recent amendments to the General Corporation Law of the State of Delaware; and (iv) make other modernizing and clarifying changes.

The foregoing description of the Second A&R By-Laws does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text thereof. A copy of the Second A&R By-Laws is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits
The documents listed in the Index to Exhibits of this quarterly report on Form 10-Q are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein.

Exhibit Number	Description
3.1	Second Amended and Restated By-laws of Clear Secure, Inc., dated August 1, 2024.
3.2	Third Amended and Restated Certificate of Incorporation of Clear Secure, Inc., dated June 13, 2024 (incorporated by reference to the Company's Current Report on Form 8-K, filed on June 14, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SECURE, INC.

Date:	August 6, 2024	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	August 6, 2024	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer