Form 10-Q
period 2024-09-30
Clear Secure, Inc.
filed 2024-11-07
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  x   No  o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   o     No  x
The registrant had the following outstanding shares of common stock as of November 4, 2024:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	94,015,104
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	877,234
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	19,615,578
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	24,896,690

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$32,885	$57,900
Marketable securities	511,812	665,197
Accounts receivable	639	526
Prepaid revenue share fee	25,179	24,402
Prepaid expenses and other current assets	25,222	22,009
Total current assets	595,737	770,034
Property and equipment, net	57,760	62,611
Right of use asset, net	111,046	115,874
Intangible assets, net	16,875	20,825
Goodwill	62,757	62,757
Restricted cash	3,410	4,501
Other assets	10,992	8,407
Total assets	$858,577	$1,045,009
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,876	$11,781
Accrued liabilities	129,731	164,015
Deferred revenue	417,078	376,253
Total current liabilities	557,685	552,049
Other long term liabilities	119,854	123,736
Total liabilities	677,539	675,785
Commitments and contingencies (Note 18)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 93,679,673 and 91,786,941 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 877,234 and 907,234 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 19,750,578 and 32,234,914 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 25,046,690 and 25,796,690 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Accumulated other comprehensive income	1,472	2,050
Treasury stock at cost, 0 shares as of September 30, 2024 and December 31, 2023	—	—
Accumulated deficit	(7,324)	(73,714)
Additional paid-in capital	134,821	304,992
Total stockholders’ equity attributable to Clear Secure, Inc.	128,970	233,329
Non-controlling interest	52,068	135,895
Total stockholders’ equity	181,038	369,224
Total liabilities and stockholders’ equity	$858,577	$1,045,009

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$198,424	$160,387	$564,218	$442,614

Operating expenses:
Cost of revenue share fee	28,592	22,885	79,049	63,674
Cost of direct salaries and benefits	44,825	35,337	125,198	102,687
Research and development	17,424	11,790	54,939	56,044
Sales and marketing	11,607	9,735	34,236	30,032
General and administrative	53,919	56,101	162,180	170,323
Depreciation and amortization	6,970	5,260	19,503	15,416
Operating income	35,087	19,279	89,113	4,438

Other income (expense):
Interest income, net	7,252	7,677	25,424	21,463
Other income, net	436	661	1,291	1,569
Income before tax	42,775	27,617	115,828	27,470
Income tax expense	(4,751)	(754)	(7,125)	(846)
Net income	38,024	26,863	108,703	26,624
Less: net income attributable to non-controlling interests	14,559	11,517	42,313	12,491
Net income attributable to Clear Secure, Inc.	$23,465	$15,346	$66,390	$14,133

Net income per share of Class A Common Stock and Class B Common Stock (Note 16)
Net income per common share basic, Class A	$0.25	$0.17	$0.71	$0.16
Net income per common share basic, Class B	$0.25	$0.17	$0.71	$0.16
Net income per common share diluted, Class A	$0.25	$0.17	$0.71	$0.15
Net income per common share diluted, Class B	$0.25	$0.17	$0.71	$0.15
Weighted-average shares of Class A Common Stock outstanding, basic	92,702,778	89,189,192	92,174,755	89,436,795
Weighted-average shares of Class B Common Stock outstanding, basic	891,582	907,234	901,979	907,234
Weighted-average shares of Class A Common Stock outstanding, diluted	94,279,071	89,968,555	93,263,943	90,503,162
Weighted-average shares of Class B Common Stock outstanding, diluted	891,582	907,234	901,979	907,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$38,024	$26,863	$108,703	$26,624
Other comprehensive income (loss)
Currency translation	14	8	14	16
Unrealized gain (loss) on fair value of marketable securities	3,046	1,390	(1,164)	1,738
Total other comprehensive income (loss)	3,060	1,398	(1,150)	1,754
Comprehensive income	41,084	28,261	107,553	28,378
Less: comprehensive income attributable to non-controlling interests	15,586	12,082	41,741	13,210
Comprehensive income attributable to Clear Secure, Inc.	$25,498	$16,179	$65,812	$15,168

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive income (loss)	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2024	91,786,941	$1	907,234	$—	32,234,914	$—	25,796,690	$—	$304,992	$2,050	—	$—	$(73,714)	$233,329	$135,895	$369,224
Net income	—	—	—	—	—	—	—	—	—	—	—	—	18,806	18,806	13,282	32,088
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,835)	—	—	—	(1,835)	(1,148)	(2,983)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,684	—	—	—	—	6,684	4,185	10,869
Net share settlements of stock-based awards	183,167	—	—	—	—	—	—	—	(1,298)	—	—	—	—	(1,298)	(812)	(2,110)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,564)	(10,564)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,558)	(4,558)
Exchange of shares	1,625,803	—	—	—	(1,625,803)	—	—	—	3	—	—	—	—	3	(3)	—
Dividends	—	—	—	—	—	—	—	—	(8,481)	—	—	—	—	(8,481)	—	(8,481)
Special dividend	—	—	—	—	—	—	—	—	(28,828)	—	—	—	—	(28,828)		(28,828)
Repurchase and retirement of Class A Common Stock	(4,416,759)	—	—	—	—	—	—	—	(52,514)	—	—	—	—	(52,514)	(32,868)	(85,382)
Balance, March 31, 2024	89,179,152	$1	907,234	$—	30,609,111	$—	25,796,690	$—	$220,558	$215	—	$—	$(54,908)	$165,866	$103,409	$269,275
Net income	—	—	—	—	—	—	—	—	—	—	—	—	24,119	24,119	14,472	38,591
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(776)	—	—	—	(776)	(451)	(1,227)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,624	—	—	—	—	6,624	3,847	10,471
Net share settlements of stock-based awards	287,541	—	—	—	—	—	—	—	(685)	—	—	—	—	(685)	(1,819)	(2,504)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,018)	(5,018)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,367)	(7,367)
Exchange of shares	6,316,858	—	—	—	(6,316,858)	—	—	—	19,763	—	—	—	—	19,763	(19,763)	—
Dividends	—	—	—	—	—	—	—	—	(9,339)	—	—	—	—	(9,339)	—	(9,339)
Repurchase and retirement of Class A Common Stock	(3,566,853)	—	—	—		—	—	—	(52,036)	—	—	—	—	(52,036)	(12,582)	(64,618)
Balance, June 30, 2024	92,216,698	$1	907,234	$—	24,292,253	$—	25,796,690	$—	$184,885	$(561)	—	$—	$(30,789)	$153,536	$74,728	$228,264
Net income	—	—	—	—	—	—	—	—	—	—	—	—	23,465	23,465	14,559	38,024
Other comprehensive income	—	—	—	—	—	—	—	—	—	2,033	—	—	—	2,033	1,027	3,060
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	4,218	—	—	—	—	4,218	2,130	6,348
Net share settlements of stock-based awards	141,300	—	—	—	—	—	—	—	(782)	—	—	—	—	(782)	(1,333)	(2,115)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,532)	(4,532)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,453)	(3,453)
Exchange of shares	5,321,675	—	(30,000)	—	(4,541,675)	—	(750,000)	—	23,489	—	—	—	—	23,489	(23,489)	—
Dividends	—	—	—	—	—	—	—	—	(9,398)	—	—	—	—	(9,398)	—	(9,398)
Repurchase and retirement of Class A Common Stock	(4,000,000)	—	—	—		—	—	—	(67,591)	—	—	—	—	(67,591)	(7,569)	(75,160)
Balance, September 30, 2024	93,679,673	$1	877,234	$—	19,750,578	$—	25,046,690	$—	$134,821	$1,472	—	$—	$(7,324)	$128,970	$52,068	$181,038

See notes to condensed consolidated financial statements

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2023	87,760,831	$1	907,234	$—	38,290,964	$—	25,796,690	$—	$394,390	$(1,529)	80,505	$—	$(101,797)	$291,065	$219,856	$510,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,224)	(5,224)	(3,049)	(8,273)
Other comprehensive income	—	—	—	—	—	—	—	—	—	938	—	—	—	938	658	1,596
Equity-based compensation expense, net of forfeitures	(3,079)	—	—	—	—	—	—	—	10,151	—	3,079	—	—	10,151	6,257	16,408
Net share settlements of stock-based awards	155,049	—	—	—	—	—	—	—	(946)	—	(83,584)	—	—	(946)	(1,462)	(2,408)
Warrant expense	—	—	—	—	—	—	—	—	366	—	—	—	—	366	257	623
Exercise of warrants	534,655	—	—	—	—	—	—	—	1,615	—	—	—	—	1,615	(1,615)	—
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,886)	(13,886)
Exchange of shares	2,048,773	—	—	—	(2,048,773)	—	—	—	6,189	—	—	—	—	6,189	(6,189)	—
Repurchase and retirement of Class A Common Stock	(281,838)	—	—	—	—	—	—	—	(7,380)	—	—	—	—	(7,380)	911	(6,469)
Balance, March 31, 2023	90,214,391	$1	907,234	$—	36,242,191	$—	25,796,690	$—	$404,385	$(591)	—	$—	$(107,021)	$296,774	$201,738	$498,512
Net income	—	—	—	—	—	—	—	—	—	—	—	—	4,011	4,011	4,023	8,034
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(736)	—	—	—	(736)	(504)	(1,240)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,415	—	—	—	—	8,415	6,244	14,659
Net share settlements of stock-based awards	144,341	—	—	—	—	—	—	—	(655)	—	—	—	—	(655)	(740)	(1,395)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(26)	(26)	(17)	(43)
Exchange of shares	150,000	—	—	—	(150,000)	—	—	—	165	—	—	—	—	165	(165)	—
Special dividend	—	—	—	—	—	—	—	—	(18,089)	—	—	—	—	(18,089)	—	(18,089)
Repurchase and retirement of Class A Common Stock	(1,533,357)	—	—	—		—	—	—	(22,928)	—	—	—	—	(22,928)	(15,700)	(38,628)
Balance, June 30, 2023	88,975,375	$1	907,234	$—	36,092,191	$—	25,796,690	$—	$371,293	$(1,327)	—	$—	$(103,036)	$266,931	$194,879	$461,810
Net income	—	—	—	—	—	—	—	—	—	—	—	—	15,346	15,346	11,517	26,863
Other comprehensive income	—	—	—	—	—	—	—	—	—	833	—	—	—	833	565	1,398
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	2,721	—	—	—	—	2,721	1,845	4,566
Net share settlements of stock-based awards	73,374	—	—	—	—	—	—	—	(218)	—	—	—	—	(218)	(673)	(891)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,322)	(4,322)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,718)	(13,718)
Exchange of shares	1,315,502	—	—	—	(1,315,502)	—	—	—	5,171	—	—	—	—	5,171	(5,171)	—
Dividends	—	—	—	—	—	—	—	—	(6,304)	—	—	—	—	(6,304)	—	(6,304)
Repurchase and retirement of Class A Common Stock	(510,000)	—	—	—		—	—	—	(8,576)	—	—	—	—	(8,576)	(2,451)	(11,027)
Balance, September 30, 2023	89,854,251	$1	907,234	$—	34,776,689	$—	25,796,690	$—	$364,087	$(494)	—	$—	$(87,690)	$275,904	$182,471	$458,375
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$108,703	$26,624
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation of property and equipment	16,347	12,933
Amortization of intangible assets	3,156	2,483
Noncash lease expense	4,804	4,896
Impairment of assets	—	3,707
Equity-based compensation	27,038	35,102
Deferred income tax	701	(549)
Amortization of revolver loan costs	169	252
Premium amortization and (discount accretion), net on marketable securities	(6,330)	(9,835)
Changes in operating assets and liabilities:
Accounts receivable	(113)	433
Prepaid expenses and other assets	(4,379)	(4,098)
Prepaid revenue share fee	(777)	(2,954)
Accounts payable	(475)	5,899
Accrued and other long term liabilities	(26,304)	(10,990)
Deferred revenue	40,825	68,439
Operating lease liabilities	(4,300)	(1,440)
Net cash provided by operating activities	$159,065	$130,902

Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(703,132)	(634,751)
Sales of marketable securities	861,683	639,090
Business combinations	—	(3,750)
Purchase of strategic investment	(1,000)	(6,000)
Purchases of property and equipment	(9,259)	(21,825)
Purchases of intangible assets	(318)	(129)
Net cash provided by (used in) investing activities	$147,974	$(27,365)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(225,160)	(56,124)
Payment of dividend	(27,218)	(6,320)
Payment of special dividend	(28,828)	(18,129)
Distributions to members	(20,114)	(4,322)
Tax distribution to members	(24,979)	(13,929)
Debt issuance costs	—	(396)
Payment of taxes on net settled stock-based awards	(6,729)	(4,694)
Other financing activities	(154)	—
Net cash used in financing activities	$(333,182)	$(103,914)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,143)	(377)
Cash, cash equivalents, and restricted cash, beginning of period	62,401	68,884
Exchange rate effect on cash and cash equivalents, and restricted cash	37	80
Cash, cash equivalents, and restricted cash, end of period	$36,295	$68,587

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$32,885	$63,522
Restricted cash	3,410	5,065
Total cash, cash equivalents, and restricted cash	$36,295	$68,587

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

The Company operates a secure identity platform under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 58 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 52 airports and 10 Staples locations (as of the date of this filing), which offers consumers increased choice in how and where to sign up for this popular trusted traveler program; CLEAR Mobile at 3 airports (as of the date of this filing), which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR Plus Members and available to all travelers by purchasing a day pass—valid for 24 hours; CLEAR Verified, our B2B offering, which enables our partners to leverage our digital identity technology and reusable member network to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces; and our free flagship CLEAR app, which offers consumer products like Home-to-Gate and includes RESERVE Powered by CLEAR, our virtual queuing technology that enables customers to prebook a spot in airport security line so they don’t have to wait.
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

3. Business Combinations
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

The Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and was subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. This was finalized in the third quarter of 2024.

The Company also entered into an agreement to provide $4,000 of retention bonuses and $9,000 of post-combination remuneration in cash payments and RSUs upon satisfaction of certain post-closing financial metrics and continuing service requirements.

The retention bonuses of $4,000 consisted of (i) cash payments which were made monthly for the six months following the closing date, and (ii) RSUs that vest in various tranches on June 30, 2024 and December 31, 2024, 2025 and 2026. As of September 30, 2024, $813 of the retention bonuses remain unvested. For the post-combination remuneration, the amount of $9,000 consists of two equal tranches of RSUs that will vest upon the achievement of specified operating metrics during the twelve month periods ended December 31, 2024 and December 31, 2025, respectively. As of September 30, 2024, $3,000 of the post-combination remuneration remained unvested. The Company has recorded $296 in compensation expense related to the post-combination remuneration for the nine months ended September 30, 2024. The remaining compensation expenses will be recognized within general and administrative expenses.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the three and nine months ended September 30, 2024 and 2023, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and nine months ended September 30, 2024 and 2023, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2024.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

2024
Balance as of January 1	$376,253
Deferral of revenue	596,774
Recognition of deferred revenue	(555,949)
Balance as of September 30	$417,078
The Company has obligations for refunds and other similar items of $3,772 as of September 30, 2024 recorded within accrued liabilities.

During the nine months ended September 30, 2024 and 2023, the Company recognized $350,175 and $257,669, respectively, of revenue which was included in the opening deferred revenue balances.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
Prepaid software licenses	$12,334	$10,306
Coronavirus aid, relief, and economic security act retention credit	—	1,002
Prepaid insurance costs	2,891	1,946
Other current assets	9,997	8,755
Total	$25,222	$22,009
The Coronavirus Aid, Relief, and Economic Security Act is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. As of March 31, 2024, the Company no longer expects to receive the remainder of the balance in the next twelve months. As such, the Company recorded a reclass of this balance to Other assets. Refer to Note 11 for the reclassed balance.
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
The contractual maturities of investments classified as marketable securities are as follows:

	September 30, 2024	December 31, 2023
Due within 1 year	$323,513	$439,155
Due after 1 year through 2 years	188,299	226,042
Total marketable securities	$511,812	$665,197
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at September 30, 2024 and December 31, 2023.

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$12,534	$14	$—	$12,548	2
U.S. Treasuries	182,070	314	(51)	182,333	1
Corporate bonds	297,144	1,670	(77)	298,737	2
Money market funds measured at NAV (a)	18,194	—	—	18,194	N/A
Total marketable securities	$509,942	$1,998	$(128)	$511,812

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$42,903	$16	$(24)	$42,895	2
U.S. Treasuries	324,274	2,896	(257)	326,913	1
Corporate bonds	294,540	969	(564)	294,945	2
Money market funds measured at NAV (a)	444	—	—	444	N/A
Total marketable securities	$662,161	$3,881	$(845)	$665,197
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Of the total marketable securities held at fair value as of September 30, 2024, $86,168 was in a continuous unrealized loss position for 12 months or longer. The Company had no continuous unrealized loss positions in relation to marketable securities as of September 30, 2024 or December 31, 2023 that were as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
7. Property and Equipment, net
Property and equipment as of September 30, 2024 and December 31, 2023 consist of the following:

	Depreciation Period in Years	September 30, 2024	December 31, 2023
Internally developed software	3 - 5	$68,553	$62,306
Acquired software	3	6,441	6,539
Equipment	5	36,863	33,624
Leasehold improvements	1 - 15	9,085	9,113
Furniture and fixtures	5	14,100	12,709
Construction in progress		9,200	8,672
Total property and equipment, cost		144,242	132,963
Less: accumulated depreciation		(86,482)	(70,352)
Total property and equipment, net		$57,760	$62,611
Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2024 and 2023 was $5,619 and $4,417, respectively, and $16,347 and $12,933 for the nine months ended September 30, 2024 and 2023, respectively.
During the three and nine months ended September 30, 2024, $1,659 and $5,241 were capitalized in connection with internally developed software inclusive of $205 and $650 of equity-based compensation, respectively. Amortization expense on internally developed software was $3,496 and $2,612 for the three months ended September 30, 2024 and 2023, respectively, and $9,912 and $6,764 for the nine months ended September 30, 2024 and 2023, respectively.
During the three months ended September 30, 2024 and 2023, the Company recognized impairment charges of none. During the nine months ended September 30, 2024 and 2023, the Company recognized impairment charges of none and $2,201, respectively.
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of September 30, 2024 were $320 and $2,088, respectively, and $1,272 and $188 as of September 30, 2023, respectively.
8. Leases
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2024 and 2023 was $3,740 and $3,758, respectively, and $11,212 and $8,598 for the nine months ended September 30, 2024 and September 30, 2023, respectively.
During the nine months ended September 30, 2023, the Company entered into a sublease agreement whereby the Company continues to be a lessee under the original operating lease but will act as a sublessor. As a result, during the nine months ended September 30, 2023, the Company recorded $1,506 of impairment to its right of use asset within general and administrative in the condensed consolidated statements of operations. Sublease income is recorded within other income (expense), net within the condensed consolidated statements of operations. The Company had $445 and $444 for the three

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
months ended September 30, 2024 and 2023, respectively, and $1,333 and $1,123 sublease income for the nine months ended September 30, 2024 and 2023, respectively.
9. Intangible Assets, net
See below for Intangible assets, net as of September 30, 2024 and December 31, 2023:

	Weighted Average Useful Life in Years	September 30, 2024	December 31, 2023
Patents	20.0	$2,518	$3,312
Acquired intangibles - technology	3.0	5,130	5,130
Acquired intangibles - customer relationships	6.4	18,370	18,370
Acquired intangibles - brand names	3.4	500	500
Indefinite lived intangible assets		311	310
Total intangible assets, cost		26,829	27,622
Less: accumulated amortization		(9,954)	(6,797)
Intangible assets, net		$16,875	$20,825
Amortization expense on intangible assets for the three months ended September 30, 2024 and 2023 was $1,351 and $843, respectively and $3,156 and $2,483 for the nine months ended September 30, 2024 and 2023, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
10. Restricted Cash
As of September 30, 2024 and December 31, 2023, the Company maintained bank deposits of $3,410 and $4,501, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
11. Other Assets
Other assets consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Security deposits	$280	$273
Loan fees	99	198
Certificates of deposit	—	459
Coronavirus aid, relief, and economic security act retention credit	1,002	—
Strategic investment	7,000	6,000
Other long-term assets	2,611	1,477
Total	$10,992	$8,407

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

During the three and nine months ended September 30, 2024, there were no fair value adjustments recorded by the Company in relation to its strategic investment.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$19,374	$18,690
Accrued partnership liabilities	64,868	96,284
Lease liability	6,010	5,727
Other accrued liabilities	39,479	43,314
Total	$129,731	$164,015
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the second half of the current year.
Other long term liabilities consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Deferred tax liability	$1,438	$1,711
Lease liability	117,071	121,655
Other long term liabilities	1,345	370
Total	$119,854	$123,736
13. Warrants

In January 2023, the Company recognized $1,038 of the remaining expense related to the 534,655 fully vested United Airlines warrants. These warrants were exercised for Class A Common Stock in a cashless exercise with an intrinsic value of $16,136. The existing warrant agreement with United Airlines expired in the first quarter of 2023. In September 2024, the Company’s remaining warrant agreement, which granted warrants that were exercisable for non-voting common units of Alclear (“Alclear Units”), expired.

Based on the probability of vesting, the Company recorded none for both the three months ended September 30, 2024 and 2023, respectively, and none and $623 for the nine months ended September 30, 2024 and 2023, respectively, within general and administrative expense in the condensed consolidated statements of operations.

14. Stockholders’ Equity
Common Stock
The Company has and will issue shares of its common stock as a result of transactions in relation to exchanges and vesting of restricted stock units (“RSUs”).
Treasury Stock
Historically, the Company's treasury stock consisted of forfeited Restricted Stock Awards (“RSAs”) that were legally issued shares held by the Company, and recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors (the “Board”). As of September 30, 2024, all RSAs have been either vested or forfeited. The Company’s treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Share Repurchases
During the nine months ended September 30, 2024, the Company repurchased and retired 11,983,612 shares of its Class A Common Stock for $225,160 at an average price of $18.78. As of September 30, 2024, $100,490 remained available under the repurchase authorization.
The Inflation Reduction Act created an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the nine months ended September 30, 2024, the Company recorded an accrual of none related to this tax within its condensed consolidated financial statements. Refer to Note 17 for further information regarding the Inflation Reduction Act.
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

On August 2, 2024, the Company announced that its Board declared a quarterly dividend of $0.10 per share, payable on September 17, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on September 10, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of September 10, 2024, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our co-founders, Caryn Seidman Becker and Kenneth Cornick (the “Co-Founders”), and members of Alclear. The following table summarizes the ownership of Alclear Units as of September 30, 2024:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Alclear Units	Ownership Percentage
Alclear Units held by Alclear post-reorganization members (other than the Co-Founders and Clear Secure, Inc.)	19,750,578	14.17%
Alclear Units held by the Co-Founders	25,046,690	17.97%
Total	44,797,268	32.15%
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
During the nine months ended September 30, 2024, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 13,264,336 shares of Class A Common Stock, including those issued in connection with the exchanges of Class B Common Stock.
The non-controlling interest ownership percentage declined from 38.51% as of December 31, 2023 to 32.15% as of September 30, 2024. This decrease was primarily attributable to the issuance of shares of Class A Common Stock, due to exchanges noted above.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during the nine months ended September 30, 2024:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2024	3,897,957	$24.85
Granted	2,287,155	18.67
Vested	(943,353)	29.13
Forfeited	(1,341,245)	22.81
Unvested balance as of September 30, 2024	3,900,514	$21.13
The following is a vesting schedule of the expected vesting period related to the unvested RSUs as of September 30, 2024:

Unvested RSU’s
Expected to vest within 1 year	1,541,630
Expected to vest between 1 to 2 years	1,378,685
Expected to vest between 2 to 3 years	980,199
Unvested balance as of September 30, 2024	3,900,514
Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of direct salaries and benefits	$97	$229	$377	$445
Research and development	2,467	(3,584)	8,431	6,808
Sales and marketing	(594)	435	(106)	466
General and administrative	3,142	3,368	11,281	9,991
Total	$5,112	$448	$19,983	$17,710
As of September 30, 2024, estimated unrecognized expense for RSUs that are probable of vesting was $57,230 with such expense to be recognized over a weighted-average period of approximately 2.18 years.

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
As of September 30, 2024, estimated unrecognized expense for Founder PSUs was $3,046 with such expense to be recognized over a weighted-average period of approximately 0.41 years.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSAs	$—	$1	$—	$10
RSUs	5,112	448	19,983	17,710
Founder PSUs	1,031	3,716	7,055	16,759
Total	$6,143	$4,165	$27,038	$34,479

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of direct salaries and benefits	$97	$229	$377	$445
Research and development	2,467	(3,583)	8,431	$6,813
Sales and marketing	(594)	435	(106)	466
General and administrative	4,173	7,084	18,336	26,755
Total	$6,143	$4,165	$27,038	$34,479

16. Net Income per Common Share
Below is the calculation of basic and diluted net income per common share:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$23,243	$224	$15,192	$154
Weighted-average number of shares outstanding, basic	92,702,778	891,582	89,189,192	907,234
Net income per common share, basic:	$0.25	$0.25	$0.17	$0.17
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$23,243	$224	$15,192	$154
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	68	(3)	29	(1)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	23,311	220	15,221	153
Weighted-average number of shares outstanding used to calculate net income per common share, basic	92,702,778	891,582	89,189,192	907,234
Effect of dilutive shares	1,576,293	—	779,363	—
Weighted-average number of shares outstanding, diluted	94,279,071	891,582	89,968,555	907,234
Net income per common share, diluted:	$0.25	$0.25	$0.17	$0.17

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$65,748	$643	$13,991	$142
Weighted-average number of shares outstanding, basic	92,174,755	901,979	89,436,795	907,234
Net income per common share, basic:	$0.71	$0.71	$0.16	$0.16
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$65,748	$643	$13,991	$142
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	132	(6)	(21)	(2)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	65,880	637	13,970	140
Weighted-average number of shares outstanding used to calculate net income per common share, basic	92,174,755	901,979	89,436,795	907,234
Effect of dilutive shares	1,089,188	—	1,066,367	—
Weighted-average number of shares outstanding, diluted	93,263,943	901,979	90,503,162	907,234
Net income per common share, diluted:	$0.71	$0.71	$0.15	$0.15

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A Common Stock and Class B Common Stock for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three and Nine Months Ended September 30, 2024
	Class A	Class B
Exchangeable Alclear Units	19,750,578	25,046,690
RSU’s	460,559	—
Total	20,211,137	25,046,690

	Three and Nine Months Ended September 30, 2023
	Class A	Class B
Exchangeable Alclear Units	34,776,689	25,796,690
RSU’s	592,397	—
Total	35,369,086	25,796,690

For both the three and nine months ended September 30, 2024, the Company has excluded 4,504,834 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
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

The Company reported a tax expense of $4,751 on a pretax income of $42,775 for the three months ended September 30, 2024 as compared to a tax expense of $754 on a pretax income of $27,617 for the three months ended September 30, 2023. This resulted in an effective tax rate of 11.1% for the three months ended September 30, 2024 as compared to 2.7% for the three months ended September 30, 2023. The Company reported a tax expense of $7,125 on a pretax income of $115,828 for the nine months ended September 30, 2024, as compared to a tax expense of $846 on a pretax income of $27,470 for the nine months ended September 30, 2023. This resulted in an effective tax rate of 6.2% for the nine months ended September 30, 2024 as compared to 3.1% for the nine months ended September 30, 2023. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) movement in valuation allowance, and (3) the impact of U.S. federal and state taxes in excess of applicable tax attributes (e.g., net operating losses and general business tax credits). The Company paid $1,788 and $4,538, respectively, in estimated income taxes for the three and nine months ended September 30, 2024, respectively.

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

Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. This provision did not have a material impact on the condensed consolidated financial statements for the nine months ended September 30, 2024. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the nine months ended September 30, 2024, the Company repurchased 11,983,612 shares of its Class A Common Stock. However, the Company did not record an excise tax as of September 30, 2024 because stock issuances were in excess of repurchases.
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

During the nine months ended September 30, 2024, the Company issued 13,234,336 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 14 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of September 30, 2024, the Company has not recognized the deferred tax asset for the step-up in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, as of September 30, 2024, the Company has determined the TRA liability is not probable and therefore has not recorded a tax receivable liability that, if recorded, would be approximately $162,125.

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

For the nine months ended September 30, 2024, Alclear paid tax distributions totaling $24,979 to holders of Alclear Units other than the Company, and recorded a liability of $15,379 to holders of Alclear Units other than other than the Company.

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
Commitments other than leases
The Company is subject to minimum spend commitments of $16,225 over the next three years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of September 30, 2024:

2024	$8,309
2025	28,705
2026	14,169
2027	10,507
2028	8,103
Thereafter	1,230
Total	$71,023
The Company has commitments for future marketing expenditures to sports stadiums of $5,301 through 2027. For the three months ended September 30, 2024 and 2023, marketing expenses related to sports stadiums were $1,123 and $1,310,

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
respectively. For the nine months ended September 30, 2024 and 2023 marketing expenses related to sports stadiums were $3,539 and $3,970, respectively.
19. Related Party Transactions
As of September 30, 2024, and December 31, 2023, the Company had total payables to certain related parties of $3,974 and $3,508, respectively.
In connection with certain related parties, for the three months ended September 30, 2024 and 2023, the Company recorded $3,785 and $3,523, respectively, in cost of revenue share fee within the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recorded expense of $9,738 and $9,188, respectively, within the condensed consolidated statements of operations.
In July 2024, a related party exchanged 4,000,000 of their Alclear Units and corresponding shares of Class C Common Stock for shares of the Company’s Class A Common Stock, and the Company repurchased and retired the shares of Class A Common Stock.

Refer to Note 17 for information regarding the TRA liability. Refer to Note 13 regarding transactions between certain related parties with regards to warrants.
20. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended September 30, 2024 and 2023, the Company recorded expense of $317 and $422, respectively, within the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recorded expense of $1,665 and $1,817, respectively, within the condensed consolidated statements of operations.
21. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The line of credit has not been drawn against as of September 30, 2024. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.

The Company incurred $396 of debt issuance costs in connection to Amendment No.2 to the Credit Agreement. As of September 30, 2024 and December 31, 2023, the balance of these loan fees was $231 and $419, respectively.
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

As of September 30, 2024, the Company had a remaining borrowing capacity of $67,794, net of standby letters of credit, and had no outstanding debt obligations.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of September 30, 2024, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
22. Subsequent Events

Quarterly Dividend

On October 31, 2024, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on December 17, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on December 10, 2024 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

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

Overview

CLEAR is an identity company making experiences safer and easier digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, friction-free experiences in airports for over 14 years, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR – offering consumers increased choice in how and where to sign up for this popular trusted traveler program. CLEAR Mobile, which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR Plus Members and available to all travelers by purchasing a day pass—valid for 24 hours. Our free flagship CLEAR app offers consumer products like Home-to-Gate, which includes RESERVE Powered by CLEAR, our virtual queuing technology that enables customers to prebook a spot in the airport security line so they don’t have to wait; CLEAR Verified, our B2B offering, enables our partners to leverage our digital identity technology and reusable member network to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
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
During the three and nine months ended September 30, 2024, the Company recognized certain exchanges. As of September 30, 2024, the Company did not record a TRA liability as a result of these exchanges.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total Bookings (in millions)	$227.5	$191.7	$35.8	19%	$605.0	$516.5	$88.5	17%
Total Bookings increased by $35.8 million, or 19%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by new Member enrollments and pricing increases.
Total Bookings increased by $88.5 million, or 17%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by new Member enrollments and pricing increases.
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

	As of September 30,
	2024	2023	Change	% Change
Total Cumulative Enrollments (in thousands)	26,453	18,594	7,859	42%
Total Cumulative Enrollments were 26,453 as of September 30, 2024 and 18,594 as of September 30, 2023, which represented a 42% increase. The year-over-year increase was driven by CLEAR Verified and CLEAR Plus enrollments.
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

	As of September 30,
	2024	2023	Change	% Change
Total Cumulative Platform Uses (in thousands)	220,413	167,417	52,996	32%
Total Cumulative Platform Uses was 220,413 as of September 30, 2024 and 167,417 as of September 30, 2023, which represented a 32% increase, driven by CLEAR Plus verifications combined with increased contributions from CLEAR Verified uses.

Active CLEAR Plus Members
We define Active CLEAR Plus Members as the number of members with an active CLEAR Plus subscription as of the end of the period. This includes CLEAR Plus members who have an activated payment method, plus associated family accounts and is inclusive of members who are in a limited time free trial or in a billing grace period after a billing failure during which time we attempt to collect payment; we exclude duplicate and/or purged accounts. Management views this as an important tool to measure the growth of its CLEAR Plus product.

	As of September 30,
	2024	2023	% Change
Active CLEAR Plus Members	7,150	6,374	12%
Annual CLEAR Plus Gross Dollar Retention
We define Annual CLEAR Plus Gross Dollar Retention as the net bookings collected from a Fixed Cohort of Members during the Current Period as a percentage of the net bookings collected from the same Fixed Cohort during the Prior Period. The Current Period is the 12-month period ending on the reporting date, the Prior Period is the 12-month period ending on the reporting date one year earlier. The Fixed Cohort is defined as all Active CLEAR Plus Members as of the last day of the Prior Period who have activated a payment method for our in-airport CLEAR Plus service, including their registered family plan Members. Bookings received from a third party as part of a partnership agreement are excluded from both periods. Active CLEAR Plus Members, including those on a free or discounted plan, or who receive a full statement credit, only impact Annual CLEAR Plus Gross Dollar Retention to the extent that they are paying anything out-of-pocket on behalf of themselves or a registered family plan Member. Management views this metric to be reflective of our business objective of optimizing revenue and less dependent upon the underlying growth rate of the total membership base.

	As of September 30,
	2024	2023	% Change
Annual CLEAR Plus Gross Dollar Retention	89.0%	88.0%	1.0%
Annual CLEAR Plus Gross Dollar Retention was 89.0% as of September 30, 2024 and 88.0% as of September 30, 2023, a year-over-year increase of 100 basis points. The year-over-year change was driven by pricing increases offset in part by modest decreases in Member retention.
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

	As of September 30,
	2024	2023	% Change
Annual CLEAR Plus Net Member Retention	81.5%	88.5%	(7.0%)
Annual CLEAR Plus Net Member Retention was 81.5% as of September 30, 2024 and 88.5% as of September 30, 2023, a year-over year decrease of 700 basis points. The decrease was primarily driven by a larger pool of Members up for renewal year-over-year, a normalization of winbacks and the modest impact of various pricing increases.

Active CLEAR Plus Members was 7,150 as of September 30, 2024 and 6,374 as of September 30, 2023, which represented a 12% increase, driven by new Members added through new and existing airports as well as partner and organic channels.

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

	As of September 30,
	2024		2023	% Change
Annual CLEAR Plus Member Usage	7.1x	x	8.5x	(16%)

Annual Usage was 7.1x as of September 30, 2024 and 8.5x as of September 30, 2023, which represented a 16% decrease.

Non-GAAP Financial Measures

In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Net Income and Adjusted Net Income per Common Share, Basic and Diluted as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, net cash provided by (used in) operating activities or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our Non-GAAP financial measures are expressed in thousands.

We periodically reassess the components of our Non-GAAP adjustments for changes in how we evaluate our performance and changes in how we make financial and operational decisions to ensure the adjustments remain relevant and meaningful.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted for income taxes, interest (income) expense net, depreciation and amortization, impairment and losses on asset disposals, equity-based compensation expense, mark to market of warrant liabilities, net other income (expense) excluding sublease rental income, acquisition-related costs and changes in fair value of contingent consideration. Adjusted EBITDA is an important financial measure used by management and our board of directors (“Board”) to evaluate business performance. We believe Adjusted EBITDA assists investors in evaluating the performance of the Company’s core operations by excluding certain items that impact the comparability of results from period to period. During the third quarter of fiscal year 2022, we revised our definition of Adjusted EBITDA to exclude sublease rental income from our other income (expense) adjustment. During the fourth quarter of fiscal year 2022, we revised our definition of Adjusted EBITDA to include impairment on assets as a separate component. We did not revise prior years' Adjusted EBITDA because there was no impact of a similar nature in the prior period that affects comparability. Adjusted EBITDA margin is adjusted EBITDA, divided by total revenues.

Adjusted Net Income

We define Adjusted Net Income as net income attributable to Clear Secure, Inc. adjusted for the net income attributable to non-controlling interests, equity-based compensation expense, amortization of acquired intangible assets, acquisition-related costs, changes in fair value of contingent consideration and the income tax effect of these adjustments, using an effective tax rate. We believe these adjustments assist investors in evaluating the performance of the Company’s core operations assuming the exchange of all vested and outstanding common units in Alclear. In addition, this measure, while not necessarily calculated in the same way as similarly titled measures used by other companies, facilitates comparisons with other companies that have different organizational and tax structures. Adjusted Net Income is used in the calculation of Adjusted Net Income per Common Share as defined below.

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

Adjusted Net Income and Adjusted Net Income per Common Share exclude, to the extent applicable, the tax effected impact of non-cash expenses and other items that are not directly related to our core operations. These items are excluded because they are connected to the Company’s long term growth plan and not intended to increase short term revenue in a specific period. We believe these adjustments assist investors in evaluating the performance of the Company’s core operations assuming the exchange of all vested and outstanding common units in Alclear. Further, to the extent that other companies use similar methods in calculating non-GAAP measures, the provision of supplemental non-GAAP information can allow for a comparison of the Company’s relative performance against other companies that also report non-GAAP operating results.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities adjusted for purchases of property and equipment. We believe Free Cash Flow provides useful information to management and investors about the Company’s liquidity and cash flow trends. With regards to our CLEAR Plus subscription service, we generally collect cash from our members upfront for annual subscriptions. As a result, when the business is growing Free Cash Flow can be a real time indicator of the current trajectory of the business.
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	$38,024	$26,863	$108,703	$26,624
Income tax expense	4,751	754	7,125	846
Interest income, net	(7,252)	(7,677)	(25,424)	(21,463)
Other income (expense), net	9	(217)	42	(444)
Depreciation and amortization	6,970	5,260	19,503	15,416
Impairment on assets	—	—	—	3,707
Equity-based compensation expense	6,143	4,165	27,038	35,102
Acquisition related costs	—	457	—	457
Adjusted EBITDA	$48,645	$29,605	$136,987	$60,245

Revenue	$198,424	$160,387	$564,218	$442,614
Net income Margin	19%	17%	19%	6%
Adjusted EBITDA Margin	25%	18%	24%	14%
Reconciliation of Net Income to Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income attributable to Clear Secure, Inc.	$23,465	$15,346	$66,390	$14,133
Reallocation of net income attributable to non-controlling interests	14,559	11,517	42,313	12,491
Net income	38,024	26,863	108,703	26,624
Equity-based compensation expense	6,143	4,165	27,038	35,102
Amortization of acquired intangibles	1,319	790	3,061	2,370
Acquisition related costs	—	457	—	457
Income tax effect	(3,027)	(806)	(4,978)	(1,456)
Adjusted Net Income	$42,459	$31,469	$133,824	$63,097

Calculation of Adjusted Weighted-Average Shares Outstanding Basic and Diluted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average number of shares outstanding, basic for Class A Common Stock	92,702,778	89,189,192	92,174,755	89,436,795
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	891,582	907,234	901,979	907,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	21,028,029	35,733,766	25,940,516	36,255,012
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,672,571	25,796,690	25,755,015	25,796,690
Adjusted Weighted-Average Number of Shares Outstanding, Basic	140,294,960	151,626,882	144,772,265	152,395,731
Weighted-average impact of unvested RSAs	—	9,489	—	50,372
Weighted-average impact of unvested RSUs	1,576,293	769,874	1,076,493	1,015,995
Weighted-average impact of unvested performance based RSUs	—	—	12,695	—
Total incremental shares	1,576,293	779,363	1,089,188	1,066,367
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	141,871,253	152,406,245	145,861,453	153,462,098

Calculation of Adjusted Net Income per Common Share, Basic

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Net Income in thousands	$42,459	$31,469	$133,824	$63,097
Adjusted Weighted-Average Number of Shares Outstanding, Basic	140,294,960	151,626,882	144,772,265	152,395,731
Adjusted Net Income per Common Share, Basic	$0.30	$0.21	$0.92	$0.41

Calculation of Adjusted Net Income per Common Share, Diluted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Net Income in thousands	$42,459	$31,469	$133,824	$63,097
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	141,871,253	152,406,245	145,861,453	153,462,098
Adjusted Net Income per Common Share, Diluted:	$0.30	$0.21	$0.92	$0.41

Summary of Adjusted Net Income per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Net Income per Common Share, Basic	$0.30	$0.21	$0.92	$0.41
Adjusted Net Income per Common Share, Diluted	$0.30	$0.21	$0.92	$0.41

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$(35,868)	$(4,859)	$159,065	$130,902
Purchases of property and equipment	(2,043)	(4,035)	(9,259)	(21,825)
Free Cash Flow	$(37,911)	$(8,894)	$149,806	$109,077
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

Comparison of the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$198.4	$160.4	$38.0	24%
Operating expenses:
Cost of revenue share fee	28.6	22.9	5.7	25%
Cost of direct salaries and benefits	44.8	35.3	9.5	27%
Research and development	17.4	11.8	5.6	48%
Sales and marketing	11.6	9.7	1.9	19%
General and administrative	53.9	56.1	(2.2)	(4)%
Depreciation and amortization	7.0	5.3	1.7	33%
Operating income	35.1	19.3	15.8	—
Other income (expense)
Interest income, net	7.3	7.7	(0.4)	(6)%
Other income, net	0.4	0.7	(0.2)	(34)%
Income before tax	42.8	27.6	15.2	—
Income tax expense	(4.8)	(0.8)	(4.0)	530%
Net income	$38.0	$26.9	$11.2	—

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$564.2	$442.6	$121.6	27%
Operating expenses:
Cost of revenue share fee	79.0	63.7	15.3	24%
Cost of direct salaries and benefits	125.2	102.7	22.5	22%
Research and development	54.9	56.0	(1.1)	(2)%
Sales and marketing	34.2	30.0	4.2	14%
General and administrative	162.2	170.3	(8.1)	(5)%
Depreciation and amortization	19.5	15.4	4.1	27%
Operating income	89.1	4.4	84.7	—
Other income (expense)
Interest income, net	25.4	21.5	3.9	18%
Other income, net	1.3	1.6	(0.3)	(18)%
Income before tax	115.8	27.5	88.3	—
Income tax expense	(7.1)	(0.8)	(6.3)	742%
Net income	$108.7	$26.6	$82.1	—
Information about our operating results for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is set forth below:

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$198.4	$160.4	$38.0	24%	$564.2	$442.6	$121.6	27%

Revenue increased by $38.0 million, or 24%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was primarily due to an increase in the number of CLEAR Plus Members as well as the benefit of pricing increases. Approximately 28% and 30%, respectively, of paying CLEAR Plus Members were on a family plan as of September 30, 2024 and 2023, respectively.

Revenue increased by $121.6 million, or 27%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was primarily due to an increase in the number of CLEAR Plus Members as well as the benefit of price increases. Approximately 28% and 30%, respectively, of paying CLEAR Plus Members were on a family plan as of September 30, 2024 and 2023, respectively.

Cost of revenue share fee

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenue share fee	$28.6	$22.9	$5.7	25%	$79.0	$63.7	$15.4	24%
Cost of revenue share fee increased by $5.7 million, or 25%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was driven primarily by an increase of $2.3 million, or a 35% increase, in fixed airport fees and $3.4 million, or a 21% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by none and $1.1 million in the three months ended September 30, 2024 and 2023, respectively.

Cost of revenue share fee increased by $15.4 million, or 24%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was driven primarily by an increase of $7.2 million, or a 40% increase, in fixed airport fees and $8.2 million, or a 18% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by $2.4 million and $2.0 million in the nine months ended September 30, 2024 and 2023, respectively.
Cost of direct salaries and benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of direct salaries and benefits	$44.8	$35.3	$9.5	27%	$125.2	$102.7	$22.5	22%
Cost of direct salaries and benefits expenses increased by $9.5 million, or 27%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was primarily due to increased employee compensation costs of $8.8 million caused by wage increases, and higher average employee count.
Cost of direct salaries and benefits expenses increased by $22.5 million, or 22%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was primarily due to increased employee compensation costs of $21.2 million caused by wage increases and higher average employee count.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$17.4	$11.8	$5.6	48%	$54.9	$56.0	$(1.1)	(2)%
Research and development expenses increased by $5.6 million, or 48%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was primarily driven by a $4.3 million increase in employee compensation costs and a $1.0 million increase in technology costs. Additionally, employee compensation costs during the three months ended September 30, 2023 included $7.7 million employee equity-based compensation forfeitures.
Research and development expenses decreased by $1.1 million, or 2%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was primarily due to (1) a $1.2 million decrease in employee compensation costs, net of a $0.9 million increase in severance related to the closure of our Israel office; and (2) a $1.2 million non-cash impairment of certain assets and $7.7 million employee equity-based compensation forfeitures during the nine months ended September 30, 2023 that did not occur in the current period. These decreases were offset in part by a $1.4 million increase in technology costs.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$11.6	$9.7	$1.9	19%	$34.2	$30.0	$4.2	14%
Sales and marketing expenses increased by $1.9 million, or 19%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was primarily driven by a $3.4 million increase in higher discretionary marketing expense, partially offset by a $1.4 million decrease in employee compensation costs and a $0.4 million decrease in Ambassador commission expense.
Sales and marketing expenses increased by $4.2 million, or 14%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was driven primarily by $6.9 million of higher discretionary marketing expense, partially offset by a $2.6 million decrease in Ambassador commission expense.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
General and administrative	$53.9	$56.1	$(2.2)	(4)%	$162.2	$170.3	$(8.1)	(5)%
General and administrative expenses decreased by $2.2 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change is primarily driven by a decrease of $3.1 million in employee compensation costs and $3.0 million in professional service fees, partially offset by $1.9 million of higher credit card fees due to higher bookings and $1.8 million for technology costs.
General and administrative expenses decreased by $8.1 million, or 5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was driven primarily by a decrease of $11.8 million in employee compensation cost and $5.5 million in professional service fees. In addition, during the nine months ended September 30, 2023, we incurred a $1.5 million lease impairment and $1.0 million write-off of certain assets that did not occur in the current period. The decrease was partially offset by a $7.8 million increase in technology costs and $5.5 million of increased credit card fees due to higher bookings during the nine months ended September 30, 2024.

Other income (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income, net	$7.3	$7.7	$(0.4)	(6)%	$25.4	$21.5	$4.0	18%

Interest income, net decreased by $0.4 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was primarily driven by lower cash, cash equivalents, and marketable securities.

Interest income, net increased by $4.0 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was primarily driven by higher interest rates.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income, net	$0.4	$0.7	$(0.2)	(34)%	$1.3	$1.6	$(0.3)	(18)%

Other income, net decreased by $0.2 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Other income, net decreased by $0.3 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income tax expense	$(4.8)	$(0.8)	$(4.0)	530%	$(7.1)	$(0.8)	$(6.3)	530%

Income tax expense increased by $4.0 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).

Income tax expense increased by $6.3 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was primarily due to the U.S. federal and state current taxes not offset by tax attributes (e.g. net operating losses and general business tax credits).
Liquidity and Capital Resources
Our operations have been financed primarily through cash flows from operating activities. As of September 30, 2024, we had cash and cash equivalents of $32.9 million and marketable securities of $511.8 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations and investments that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock, pay cash dividends and distribute to members for tax payments. We plan to finance our operations, future stock repurchases, cash dividends and capital expenditures largely through cash generated from operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including payment of dividends, potential stock repurchases, and known commitments and contingencies as discussed below. We expect that future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure.
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On November 8, 2023, March 21, 2024 and August 5, 2024, the Company announced that its Board authorized three $100 million increases to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization on August 5, 2024 of approximately $100.5 million. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the nine months ended September 30, 2024, the Company repurchased 11,983,612 shares for $225.2 million. The repurchased shares were retired. As of September 30, 2024, $100.5 million remained available under the repurchase authorization.
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

On August 2, 2024, the Company announced that its Board declared a quarterly dividend of 0.10 per share, payable on September 17, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on September 10, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of September 10, 2024, including holders of non-controlling interests in Alclear and the Company.

On October 31, 2024, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on December 17, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on December 10, 2024 (the “Record Date”). The Company will fund the dividends from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

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

As of September 30, 2024, the Company had a remaining borrowing capacity of $67.8 million, net of standby letters of credit, and had no outstanding debt obligations. As of September 30, 2024, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 21 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by operating activities	$159.1	$130.9	$28.2
Net cash provided by (used in) investing activities	148.0	(27.4)	175.3
Net cash used in financing activities	(333.2)	(103.9)	(229.3)
Net increase in cash, cash equivalents, and restricted cash	(26.1)	(0.4)	(25.8)
Cash, cash equivalents, and restricted cash, beginning of year	62.4	68.9	(6.5)
Net exchange differences on cash, cash equivalents, and restricted cash	—	0.1	—
Cash, cash equivalents, and restricted cash, end of period	$36.3	$68.6	$(32.3)
Cash flows from operating activities
For the nine months ended September 30, 2024, net cash provided by operating activities was $159.1 million compared to net cash provided by operating activities of $130.9 million for the nine months ended September 30, 2023, an increase of $28.2 million primarily due to year-over-year increase of net income of $82.1 million offset by a decrease in non-cash adjustments to net income of $3.1 million and unfavorable changes to working capital of $50.8 million, driven by the settlement of accrued partnership liabilities.

Cash flows from investing activities

For the nine months ended September 30, 2024 net cash provided by investing activities was $148.0 compared to net cash used in investing activities of $27.4 for the nine months ended September 30, 2023, an increase of $175.3 million. The change was primarily due to an increase in the net sales of marketable securities of $154.2 million, a decrease in the purchase of a strategic investment of $5.0 million, decrease in business combinations of $3.8 million, and a decrease in capital expenditures of $12.5 million.

Cash flows from financing activities
For the nine months ended September 30, 2024, net cash used in financing activities was $333.2 million compared to net cash used in financing activities of $103.9 million for the nine months ended September 30, 2023, an increase of $229.3 million. The change was due to increases in the amounts used to repurchase Class A Common Stock of $169.0 million, payments of special and regular dividends of $31.6 million, $2.0 million in payments of taxes on net settled stock-based awards, and distributions to members of $26.8 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of September 30, 2024, we had future minimum payments of $196.4 million, with $15.0 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of September 30, 2024, we had future minimum payments of $71.0 million.
We have commitments for future marketing expenditures to sports stadiums of $5.3 million as of September 30, 2024.

We are subject to certain minimum spend commitments of approximately $16.2 million over the next three years under service arrangements.
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

Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of September 30, 2024, the Company did not record a liability from the TRA.
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
Interest Rate Risk

We had cash and cash equivalents of $32.9 million as of September 30, 2024. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of September 30, 2024, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $511.8 million as of September 30, 2024. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $3.3 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and nine months ended September 30, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended September 30, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2024, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 13,264,336 shares of Class A Common Stock, inclusive of shares of Class B Common Stock exchanged for Class A Common Stock.
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

Issuer Purchases of Equity Securities
Below is a summary of the repurchases during the three months ended September 30, 2024 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2024 - July 31, 2024	4,000,000	$18.79	4,000,000	$101
August 1, 2024 - August 31, 2024	—	$—	—	$101
September 1, 2024 - September 30, 2024	—	$—	—	$101
Total	4,000,000	$18.79	4,000,000
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022 and publicly announced by the Company on May 16, 2022, and increased on November 8, 2023, March 21, 2024, and August 5, 2024. The share repurchase program provides for the purchase by the Company of up to $400 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of September 30, 2024, $100.5 million remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the fiscal quarter ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Number of Shares to be Sold under the Plan
Caryn Seidman Becker	Chairman and Chief Executive Officer	September 13, 2024	December 16, 2025	1,000,000
Michael Barkin	Director	September 12, 2024	December 16, 2025	40,000

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

Exhibit Number	Description
3.1	Second Amended and Restated By-laws of Clear Secure, Inc., dated August 1, 2024. (incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed on August 6, 2024).
3.2	Third Amended and Restated Certificate of Incorporation of Clear Secure, Inc., dated June 13, 2024 (incorporated by reference to the Company's Current Report on Form 8-K, filed on June 14, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SECURE, INC.

Date:	November 7, 2024	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	November 7, 2024	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer