Form 10-K
period 2024-12-31
Clear Secure, Inc.
filed 2025-02-26
CIK 1856314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                 ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,713,617,187 based on the closing sale price as reported on the New York Stock Exchange. The registrant had the following outstanding shares of common stock as of February 21, 2025:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	96,100,081
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	677,234
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	15,196,670
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	24,896,690

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement (the “2025 Proxy Statement”) for its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I
ITEM 1. BUSINESS
Overview
Clear Secure, Inc. (the “Company” or “CLEAR”) is a secure identity company making experiences safer and easier - both digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, frictionless experiences in airports for over 15 years, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR – offering consumers increased choice in how and where to sign up for this popular trusted traveler program. Our free flagship CLEAR app offers several consumer products, including: Home to Gate, a feature to help travelers plan and time their trip to the airport; CLEAR Mobile, which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR Plus Members and available to all travelers by purchasing a day pass; Ambassador Assist, our curb-to-gate service where our Ambassadors guide Members through the airport; and CLEAR Perks, our suite of benefits to help CLEAR Plus Members win every step of their travel journey. CLEAR1 (formerly CLEAR Verified), our business to business (“B2B”) offering, is our secure identity platform that maximizes security and minimizes friction for partners and consumers. CLEAR1 enables our partners to leverage our digital identity technology and embedded Member base to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
Our Business
Since 2010 we have been expanding our network, investing in our technology platform, strengthening our operations and developing our team members to consistently deliver increased value to Members and partners, resulting in the growth and trust of CLEAR.

We have built an extensive physical footprint with a nationwide network of airports and partners to offer Members frictionless, trusted experiences as they move and transact throughout the day in both physical and digital environments. As of December 31, 2024, our expansive network of partners and use cases provide our Members with access to 165 CLEAR Plus Lanes across 58 airports nationwide, 5 airports with Mobile Lanes, 52 airports and 24 retail locations with TSA PreCheck® Enrollment Provided by CLEAR, 17 sports and entertainment venues with priority Lanes and a growing list of B2B CLEAR1 partners. The continued expansion of our capabilities enable our partners to integrate CLEAR1 solutions and give our Members new places and new ways to use CLEAR.

Today, our owned and operated business CLEAR Plus (our consumer aviation subscription service) is the largest user of our platform, followed by our CLEAR1 partners. We have enabled approximately 235 million Total Cumulative Platform Uses across our network of airport and CLEAR1 partners as of December 31, 2024. Our approximately 4,198 hospitality and security focused part-time and full-time Ambassadors and field managers on the ground bring our technology to life in airports and work to deliver exceptional Member experiences every day.

Our Members can also use the CLEAR network nationwide across our CLEAR1 footprint. These use cases include a growing list of B2B partners across healthcare, financial services, hospitality and travel, and other consumer services, and healthcare locations. CLEAR Members can use our CLEAR1 digital solution for a more secure and frictionless experience at physical partner locations such as doctors’ offices, car rentals or hotels. Members can also use CLEAR to confirm their identity or credentials in digital marketplaces – such as by verifying their account on LinkedIn and Uber – or in financial services – by using our KYC solution.

At CLEAR, we are obsessed with the Member experience. Our network, technology platform, operational expertise and Ambassadors have helped us build a trusted brand and a passionate Member base. Our Members know when they see the CLEAR brand to expect a frictionless, predictable, and secure experience. Similarly, our partners trust CLEAR to enable them to deliver the same frictionless and secure experiences to their own customers.

Our business model is powered by network effects and characterized by efficient Member acquisition and maintaining strong retention rates. Our largest CLEAR Plus Member acquisition channel is in-airport (representing 64%, 65%, and 66% of Member acquisitions for the years ended December 31, 2024, 2023 and 2022, respectively), where our prominent branding and expansive physical footprint allow prospective Members to engage with CLEAR’s brand, Ambassadors and technology firsthand. Our passionate Member base further drives word-of-mouth marketing and strong retention rates. As we add partners, products and locations, our platform becomes more valuable to our Members. In turn, as we grow membership, our platform is more valuable to our existing and prospective partners. This is evidenced by our approximately 10 times Lifetime Value relative to our Customer Acquisition Cost for CLEAR Plus Members who joined during 2024. For our definitions of “Lifetime Value” and “Customer Acquisition Cost” and information about how we calculate these metrics, see “Our Member Acquisition and Retention Strategy.” In addition, while we continue to invest in the platform we also are committed to returning capital to shareholders. In 2024, we returned approximately $391 million to shareholders through share repurchases, regular and special dividends.

The CLEAR Network

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

Our Member base includes paying Members and platform Members. Paying Members subscribe to our annual CLEAR Plus consumer aviation subscription service, which enables access to predictable and frictionless experiences through dedicated entry Lanes in airport security checkpoints across the nation. Our business model is powered by network effects and characterized by efficient Member acquisition and strong retention rates. Our passionate Member base further drives word-of-mouth marketing.

Platform Members include Members who enrolled through our mobile app, our partners’ customers who have enrolled through our CLEAR1 solutions, and formerly paying CLEAR Plus Members. Platform Members can use CLEAR anywhere in our network outside of our CLEAR Plus service. Platform Members use CLEAR for free while our partners pay to use our technology solutions. Typically, new platform Members are driven to enroll by one of our partners who integrate with CLEAR to enable frictionless experiences for their customers. Platform Members also may enroll directly with CLEAR to access our expanding portfolio of use cases.

CLEAR1 contract structures vary by use case, but are typically multi-year agreements that drive revenue through transaction fees (charged per use or per user) in addition to an annual platform fee. In addition, they may also include one-time implementation fees, licensing fees or incremental transaction fees. Revenues from our partners, and the percentage of our total revenue from these partners, have historically been immaterial. Although platform Members may not contribute directly to our revenues, they are valuable to our platform as they indirectly contribute revenues and drive new partners to CLEAR.

We believe there is a significant opportunity to expand our reach. We expect to expand CLEAR Plus through airport network expansion, increased market penetration in existing markets, partnerships, and new products and services in the aviation space such as CLEAR Perks. We also expect to continue adding new airport and retail locations offering TSA PreCheck® provided by CLEAR and to broaden our network of regional airports offering CLEAR Mobile lanes. Additionally, we have a robust pipeline of new CLEAR1 partners who increasingly recognize the need to deliver a fast, easy and secure experience to their customers—a true frictionless journey. Our secure identity platform can power a wide range of use cases such as customer check-in, account creation/KYC, account verification, age verification, and a suite of workforce products like employee onboarding, continuous verification, critical access control, and account recovery. These use cases can be applied across verticals such as aviation and travel, healthcare, hospitality, consumer use cases, and financial services, among others.

Our Offerings
Secure Identity Platform
Our secure identity platform is multi-layered consisting of both our front-end (including enrollment, verification and linking) and our robust, secure and scalable back-end to deliver a multilayered proofing stack for identity. To interact with our platform, first time users go through our fast, secure, and easy enrollment process. Once a Member is enrolled, each subsequent use of the platform to verify their identity is only a few simple steps. Our ‘enroll once, use everywhere’ approach benefits the entire CLEAR ecosystem by removing friction for Members and increasing conversion for partners.

CLEAR confirms identity on an opt-in basis using document authentication (e.g., driver’s license, passport), best-in-class biometric capture technology, liveness detection and other anti-spoofing technologies, biometric matching, source corroboration, and other proprietary technologies to link an individual’s identity with their biometrics (e.g., face). Members can enroll in CLEAR in the manner which is most convenient for them: in-person enrollment Pods in airports, or their own personal mobile device. Our platform is versatile, can be used across different verticals and can be customized for specific applications or use cases. Our architecture is designed to be scalable without compromising Member experience or information security.

We have a deep organizational commitment to preserving our Members’ privacy and ensuring Members have control of their personal information. This commitment has been core to our Member pledge since our founding over 15 years ago. We have a comprehensive information security program and a robust cybersecurity posture that uses industry best practices with administrative, technical and physical safeguards to protect against anticipated threats or hazards to the security, confidentiality or integrity of our platform’s systems and information. Our information security core tenets include the application of encryption at rest and in transit, firewalls, multi-factor authentication, specific role-based access control, physical and personnel security (including training), intrusion detection and data loss prevention. We have a commitment to Members being in control of their own information and we do not sell our Members’ data.

We have been certified at the highest level of security by our government regulators. The Department of Homeland Security (“DHS”) has certified our information security program under their purview at a FISMA High Rating (the highest designation according to the Federal Information Security Modernization Act).

CLEAR Plus

CLEAR Plus is our consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry Lanes in airport security checkpoints across the nation as well as access to our broader network. With CLEAR Plus, Members use our biometric technology to verify their identity and travel credentials. Our team of hospitality and security focused Ambassadors help bring our technology to life by delivering a frictionless journey alongside excellent service in our Lanes. CLEAR Plus currently retails for $199 per year per Member and is billed upfront. We offer free trials in-airport and online and promotional pricing to select partners including Delta Air Lines, United Airlines, Alaska Airlines and Hawaiian Airlines frequent fliers, as well as a family plan for up to three Members at an additional $119 per year per Member. Through our partnership with American Express, eligible cardmembers receive statement credits for all or a portion of their CLEAR Plus membership. We entered into our partnership with American Express in 2019. In March 2024, we renewed our partnership for the first of two one-year renewal terms through June 2025. We also offer discounted military and government pricing, and children under 18 can use CLEAR Plus for free with an adult Member.

In 2024, we launched our Lane of the Future - including our new EnVe (“enrollment and verification”) hardware - to offer a face-first verification experience that is approximately 5x faster. The new EnVe Pods are powered by our NextGen Identity+, the highest fidelity identity at scale, and feature our most advanced camera and enhanced display.

The CLEAR Perks platform is our new suite of added benefits that help CLEAR Plus Members get an even more seamless experience, home-to-gate. Through CLEAR Perks, we partner with other brands and service providers to tailor additional offers for CLEAR Plus Members to help them win the day of travel. CLEAR Perks also include our own proprietary offerings such as Ambassador Assist, our paid curb-to-gate service where our Ambassadors guide Members from arrival through airport security and all the way to their gate; CLEAR Scout, lost item recovery support; as well as other exclusive partner benefits and services.

TSA PreCheck® Enrollment Provided by CLEAR

In February 2024, we launched TSA PreCheck® Enrollment Provided by CLEAR, which as of December 31, 2024 was available in 52 airports and 24 retail locations nationwide. We expect to scale this offering to additional locations across our airport network and in other partner retail locations on a rolling basis, subject to TSA approval. CLEAR also provides online renewal services. The TSA PreCheck® Enrollment Provided by CLEAR program represents a growing source of revenue. We believe that there is a significant opportunity for us to process TSA PreCheck® membership renewals and that we can add a large number of new TSA PreCheck® subscribers on behalf of TSA. After a new TSA PreCheck® customer is enrolled or renewed, we offer the customer an opportunity to enroll in CLEAR Plus on an opt-in basis. We believe CLEAR Plus and TSA PreCheck® are highly complementary services and this channel is relevant to showcase not only the TSA PreCheck® value proposition, but also the power of the combined products and the extension of a holistic travel journey. The partnership does not extend to performing physical security screening, which continues to be operated by the TSA.

CLEAR Mobile

CLEAR Mobile offers a predictable airport security experience for travelers by accessing a dedicated lane at airport security, simply by showing a QR code in the CLEAR app, that is free to CLEAR Plus Members and available to all travelers by purchasing a day pass – valid for 24 hours. Live today in 5 airport locations, this allows us to grow our footprint into smaller or regional airports to ensure we can deliver Members a better experience wherever they travel.

CLEAR1

CLEAR1 is our B2B offering that extends our secure identity platform to partners to create frictionless experiences for their customers. Our SDKs and APIs enable our partners to quickly and seamlessly integrate directly with our platform. This structure allows us to facilitate safer, faster and more frictionless experiences for our partners’ customers, while enabling our partners to continue to control and manage the direct relationship with their customer under their own brand.

Our CLEAR1 partners are primarily from verticals where identity is critical such as healthcare, financial services, travel and hospitality, workforce, and other consumer use-cases. Our secure identity platform can power a wide range of use cases such as customer check-in, account opening, KYC, age verification and a suite of workforce products like employee onboarding, continuous verification, critical access control, and account recovery. As we continue to grow our partners and use cases, we see the increasing need for secure identity verification for partners to achieve business goals and create a more frictionless experience for their customers.

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

•e-Passport–— CLEAR Plus Members who have completed their NextGen Identity+ upgrade can add, store, and update their passport information directly into the CLEAR app, enabling them to get an even faster CLEAR Plus experience without having to go to an enrollment center or scan government-issued identification physically at a Pod, as well as a secure place to store and update their passport remotely and conveniently.

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

•Fast Access—Members enjoy touchless access to select partner services and venues.

Our Member Acquisition and Retention Strategy
We have focused our Member acquisition strategy around delivering exceptional experiences to build brand trust as well as driving network effects by adding new partners, products, uses and locations to increase our value proposition.

Our largest CLEAR Plus Member acquisition channel is our highly efficient in-airport channel, where our prominent branding and expansive physical footprint allows prospective Members to engage with CLEAR’s brand, Ambassadors and technology firsthand. Our passionate Member base drives word-of-mouth marketing and strong retention rates. To ensure best-in-class Member service we monitor real-time Member feedback and quickly take action on data-driven insights. As we add new airport and non-airport locations, use cases, and partners, the power of network effects makes CLEAR Plus more valuable to our Members, further driving new Member acquisition and retention. We also entered into strategic distribution partnerships with partners such as Delta Air Lines, United Airlines, Hawaiian Airlines,

Alaska Airlines and American Express that promote our services to their customers on a discounted or subsidized basis which allows us to efficiently scale membership in CLEAR Plus.

CLEAR also offers services that are free to Members, both directly and under agreements with our B2B partners who typically pay us based on the number of Members or transaction volume. New platform Members are largely driven to our platform by one of our partners who integrate with CLEAR to enable frictionless experiences for their customers. These partnerships allow us to scale our use cases and membership, which enhances the value of our network, and makes us a more valuable partner and Membership.

Over time, as we continue to grow platform Members, potentially at faster rates than paying CLEAR Plus Members, we expect to see growth in Total Cumulative Enrollments and Total Cumulative Platform Uses per Total Cumulative Enrollments as well as a decrease in revenue per Total Cumulative Enrollments accompanied by a commensurate decline in the cost to acquire an incremental Total Cumulative Enrollment. We believe this dynamic will grow the long-term economic value of our platform by increasing total engagement, expanding our margins and maximizing our revenue.

We measure our CLEAR Plus Member Lifetime Value and Customer Acquisition Cost in an effort to measure the efficiency of our Member acquisition and retention strategy. Lifetime Value is calculated by estimating the cumulative dollar contribution over the estimated lifetime of a CLEAR Plus Member. To estimate retention rates we use CLEAR Plus Member Retention across annual cohorts in 2024. We estimate the dollar contribution as the annual revenue per Member less estimated direct costs to service that Member including revenue share, credit card fees, and Member service expense to process that Member in a CLEAR lane. Customer Acquisition Cost is calculated by dividing total 2024 airport-related marketing spend, inclusive of commissions, by total new paying CLEAR Plus Members who joined during 2024. On this basis, we achieved a Lifetime Value to Customer Acquisition Cost ratio of approximately 10 times for Members who joined during 2024.

Our Competitive Advantages

Trusted and Extensible Brand with Passionate Member Base

From our founding, we have been obsessed with the CLEAR Member experience. We have been expanding our network, investing in our technology platform, strengthening our operations and developing our people to consistently deliver increased value to Members and partners, resulting in our trusted and valued brand. Our passionate Member base drives word-of-mouth marketing and strong retention rates. Our strong brand has enabled our expansion into new markets such as healthcare, financial services, travel and hospitality, workforce, and other consumer use-cases.

Operational Expertise at Scale

Today, our owned and operated business CLEAR Plus (our consumer aviation subscription service) is the largest user of our platform. Operating and scaling our own consumer-facing service, CLEAR Plus, over the past 15 years has given us experience and capabilities that are hard to replicate, and an environment for innovation that benefits all of our partners. We have significant expertise implementing and seamlessly operating our platform’s combination of Pod hardware, biometric technology and physical human interactions across 87 regulated or complex environments, such as airports and retail locations. We also manage a large Ambassador and field manager part-time and full-time workforce of approximately 4,198 who are deployed across our expansive network of locations to implement our platform and continue to build our brand reputation.

Platform Originated in High Security Aviation Environment

We started in aviation security, a highly regulated environment requiring a robust physical and information security posture. By building our platform in this context, we invested in, and were held accountable for, industry leading security, scalability and reliability. Our comprehensive information security program uses industry best practices with administrative, technical and physical safeguards to protect against anticipated threats or hazards to the security, confidentiality or integrity of CLEAR systems and information. We are certified as Qualified Anti-Terrorism Technology under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (“SAFETY Act”) and FISMA High Rating compliant which governs requirements for protecting sensitive data by the DHS. We continue to operate in aviation security today, and we use the same foundational platform across all our use cases, which is then customized for our owned and operated businesses, such as CLEAR Plus, and for the CLEAR1 experiences offered by our partners. As such, we bring our high standards of security, scalability, and reliability to every environment in which Members engage with CLEAR.
Innovative and Scalable Platform

We believe that the significant investments we have made in our technology platform are a key differentiator for our business. Our approximately 220 person technology team leads platform innovation inside CLEAR. We have spent more than 15 years to create our scalable and secure back-end and our easy-to-use consumer front-end. The flexibility of our platform allows us to apply our technology to new and innovative sectors quickly and effectively. We built a multi-platform experience that can be embedded into a partner's native ecosystem so the partner can leverage our verification and enrollment technology. This web experience allows partners to use CLEAR's technology to verify their customers identities and provide frictionless experiences like check-in, identity verification, account opening/KYC, age verification, and a suite of workforce products like employee onboarding, continuous verification, critical access control, and account recovery.

Powerful Network Effects

The power of network effects on our business became evident as we added additional locations and our membership growth accelerated. Given the lengthy airport sales cycle and scarcity of airport real estate, it took us seven years to build a critical mass of airports to attract the first million Members. Once we achieved scale, the power of national network effects began to take hold. As the likelihood that a domestic traveler would have access to a CLEAR Plus Lane increased, the value proposition of our CLEAR Plus offering increased substantially. Alongside the growth in CLEAR Plus, our strategy expanded to extend our platform’s capabilities with CLEAR1. Members can now use CLEAR more frequently in their daily lives whether that be at the doctor’s office, renting a car or equipment, or transacting online. Our investment in our platform and products and the expanding scale of our Membership have accelerated the addition of new partners that are enabling our membership growth and increasing verifications.

Our Growth Strategies
We have a significant track record of Member growth within our domestic aviation vertical, and our platform has numerous adjacencies for further expansion.
Key elements of our growth strategy include:
•Grow CLEAR Plus Members and grow revenue per CLEAR Plus Member: We see growth opportunities in our CLEAR Plus Member base and opportunities to increase the revenue per CLEAR Plus Member through pricing and ancillary revenue initiatives. We believe we can continue to open CLEAR Lanes in new airports and new CLEAR Lanes in our existing airports. As of December 31, 2024, our airport coverage is approximately 73% of 2024 TSA checkpoint volume. 5% and 6% of all TSA checkpoint volume went through a CLEAR lane in 2024 and 2023, respectively. We also believe there are opportunities to continue to develop new features to improve the Member and partner experience.

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

•Expand our partnerships and distribution channels: We intend to continue to pursue commercial partners as a means to broaden our distribution channel reach and accelerate Member growth. These partnerships and channels are likely to include new airlines, credit card partners, digital marketplaces, retail enterprises and various CLEAR1 partners in target verticals.

•Expand into new verticals and products: We anticipate adding new products within the Travel vertical so that we have offerings to support all travelers - whether a customer travels twice per year or twice per month. We have already made significant progress expanding from aviation into select new verticals with CLEAR1, including healthcare, financial services, travel and hospitality, workforce and other consumer use cases. We plan to continue investing in each of these verticals to increase the growth of our platform, Member base and our network locations where our Members can use and our partners can integrate with CLEAR. We believe we have a proven platform business with numerous natural adjacencies and as our Member base and product portfolio grows, we believe we will have the opportunity to grow into new verticals.

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

As of December 31, 2024, we have 107 issued United States patents (with four additional patent applications allowed) and 37 patent applications pending in the United States relating to certain aspects of our technology. We also have a limited number of patents issued and patent applications filed in other countries. Our issued patents expire between 2032 and 2042. As of December 31, 2024, we have seven U.S. registered trademarks, and three trademark applications pending in the United States. These include registrations for the CLEAR name and other brand indicia. We also have registered the domain name www.clearme.com, and similar variations.

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

Employees
Our organization’s core values are:
•Our Great People: From our Ambassadors, to our HQ team members, people are at the heart of all that we do.

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

As of December 31, 2024, we had 4,022 full-time employees with our largest workforces in New York, Los Angeles and Atlanta. We compete to attract and retain diverse and highly talented individuals, particularly people with expertise in engineering, product development and marketing. Our ability to recruit and retain talent benefits from our unique workplace culture and brand - with a focus on being a meritocracy. None of our employees are covered by collective bargaining agreements, and we believe our employee relations to be strong.
Government Regulation
Data, Privacy, and Technology
Our business is subject to U.S. federal, state and local laws and regulations. These laws and regulations pertain to matters including but not limited to, the collection and use of personal information, biometric and health information, data privacy, cybersecurity and information protection, labor and employment, intellectual property, consumer deception and unfair practices, artificial intelligence, recurring subscription payments, commercial contracting and others, and are often complex, novel and subject to varying interpretations. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act (“CCPA”), which went into effect in January 2020 and was amended by the California Privacy Rights Act (“CPRA”) which took effect on January 1, 2023. Numerous states have passed laws that impose similar requirements on businesses that provide services to their residents, including Virginia, Colorado, Texas and Oregon, and many other states are actively developing legislation in this area. State privacy laws impose a number of data protection obligations on covered businesses, including transparency and consent requirements, consumer rights procedures and obligations, limitations on data uses and new audit requirements, as well as enhanced requirements and restrictions on the use of sensitive personal information such as biometric data. Certain states have laws that specifically regulate the collection and use of biometric information, such as Illinois’s Biometric Information Privacy Act (“BIPA”) and Texas’s Capture or Use of Biometric Information Act (“CUBI”), and numerous states and municipalities are considering similar legislation. In addition, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations (collectively, “HIPAA”) impose specific requirements relating to the privacy, security and transmission of sensitive patient health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” See “Risk Factors—Risks Related to Regulation and Litigation—Any actual or perceived failure to comply with applicable laws relating to privacy, biometrics, artificial intelligence, health information and data protection may result in significant liability, negative publicity and erosion of trust and commercial opportunities, and increased regulation could materially adversely affect our business, results of operations and financial condition” and “—The laws and regulations that we are subject to or may become subject to are constantly evolving.”
International Operations

As we expand internationally we become subject to the regulatory regimes in other countries in which we operate, which may be equally or more complex. For example, in 2021, we acquired Whyline, Inc., our virtual queuing technology used for CLEAR Mobile, which had partnerships across international markets. In addition, in 2023, our LinkedIn partnership was extended to Members in Mexico and Canada. Further, in 2024, CLEAR Mobile was expanded to Members in Costa Rica.

In addition, as we expand in Europe we are subject to the General Data Protection Regulation (“GDPR”). GDPR took effect in May 2018 and includes operational requirements for companies that are established in the European Economic Area (“EEA”) or process personal data of individuals located in the EEA. These requirements govern the processing of personal data and include significant penalties for non-compliance. Additionally, the United Kingdom has transposed GDPR into domestic law with a United Kingdom version of GDPR (combining GDPR and the Data Protection Act of 2018) that took effect in January 2021, which exposes us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. In 2022, an Executive Order was signed that, together with regulations issued by the U.S. Department of Justice, implements a new data privacy framework for cross border transfers of EU personal data to the United States (the “EU-U.S. DPF”). The Company has voluntarily self-certified to the EU-U.S. DPF framework, entitling it to certain benefits under the program, as well as subjecting it to enforcement of its compliance with the EU-U.S. DPF principles under U.S. law. Other jurisdictions where we may operate in the future like Canada, Brazil and India have implemented comprehensive data protection regulations that also may diverge from or overlap with these laws. See “Risk Factors—Risks Related to Regulation and Litigation—Any actual or perceived failure to comply with applicable laws relating to privacy, biometrics, artificial intelligence, health information and data protection may result in significant liability, negative publicity and erosion of trust and commercial opportunities, and increased regulation could materially adversely affect our business, results of operations and financial condition” and “—The laws and regulations that we are subject to or may become subject to are constantly evolving.”

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

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section of this annual report for the fiscal year ended December 31, 2024 (“Annual Report on Form 10-K”) for information regarding how actions by governmental stakeholders and regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

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
•failure to add new and retain existing Members, including Active CLEAR Plus Members, or increase the utilization of our platform, and the failure to add new or retain existing partners;
•our inability to meet stakeholder expectations or maintain the value and reputation of our brand;
•failure to successfully compete against existing and future competitors, and the highly competitive market in which we operate;
•risks associated with the increased adoption of new technological solutions and services, including third-party identity verification solutions and credential authentication solutions;
•public confidence in, and acceptance of, identity platforms and biometrics generally, and our platform specifically;
•failure to implement successful strategies to increase adoption of our platform or expand into new verticals;
•risks associated with our commercial agreements and strategic alliances, as well as potential indemnification obligations, and certain of our agreements with third parties;
•portions of our business and results of operations depend upon concessionaire agreements;
•risks associated with our growth and ability to develop and introduce platform features and offerings, and the need for adequate research and development resources;
•risks associated with any decline or disruption in the travel industry or a general economic downturn;
•we may require additional capital to support our business growth and objectives, and this capital may not be available to us on reasonable terms (or at all) and may result in shareholder dilution;
•risks associated with acquisitions and other strategic transactions;
•the need for high-quality personnel;
•risks associated with the complexity of our platform, including the negative impacts of any errors, system failures or the successful implementation of upgrades or new technology;
•our marketing efforts may not be effective;
•risks associated with changes in the Internet browsers and mobile device accessibility of Members;
•the ability to maintain our corporate culture;
•risks associated with payment processing;
•potential adverse impacts of climate change;
•our limited experience operating outside of the United States and risks associated with international operations;
•risks associated with breaches of our information technology systems or those of third parties upon which we rely, protection of our intellectual property, technology and confidential information and failures by third-party technology and devices on which our business relies;
•our reliance on third-party technology and information systems to help complete critical business functions and our ability to find alternatives if such third-party technology and information systems fail;
•the potential for liability due to the infringement on third-party intellectual property by technologies that we incorporate into our products;
•our ability to meet the standards set for our airport operations by governmental stakeholders;

•we may be sued by third parties for alleged infringement, misappropriation or other violations of intellectual property and other proprietary rights;
•risks associated with the actual or perceived failure to comply with applicable biometrics, artificial intelligence, health information and data privacy laws;
•failure to comply with the constantly evolving laws and regulations that we are or may become subject to;
•the risk of potential legal proceedings, regulatory disputes and governmental inquiries;
•the coverage afforded under our insurance policies may be inadequate;
•risks associated with the use of “open source” software;
•limitations of the SAFETY Act’s liability protections;
•risks associated with our financial performance, including the risk of increased expenses and net losses in the near term and our ability to achieve or sustain profitability in the future;
•the failure of our estimates or judgments relating to our critical accounting policies to prove correct;
•our focus on delivering a safe, reliable, predictable and frictionless Member experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected;
•risks associated with our structure as a holding company, and our reliance on Alclear for certain distributions;
•risks associated with dividend payments and share repurchases;
•risks associated with our organizational structure, including those related to our Tax Receivable Agreement, and tax related payments we may be required to make;
•we are controlled by the Founder Post-IPO Members, whose interests in our business may be different than yours;
•restrictions of our Credit Agreement;
•the unpredictable nature of tax attributes that will impact our tax treatment;
•substantial future sales of shares of our Class A Common Stock could cause our stock price to fall;
•failure to maintain adequate internal controls;
•provisions in our charter documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party;
•the volatility of our stock price;
•risks related to the Founder PSUs; and
•we may issue preferred securities, the terms of which could adversely affect the voting power or value of our Common Stock.

Risks Related to Our Business, Brand and Operations
If we fail to add new and retain existing Members, including Active CLEAR Plus Members,or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected.
Our business and financial results depend significantly on adding new and retaining existing Members, increasing the number of CLEAR Plus Members, including by converting non-paying Members to paying Members, and the utilization of our platform by our Members. There can be no assurances that we will be successful at accomplishing any of the foregoing. Member growth, retention and utilization of our platform is in part dependent on our ability to introduce new services to our Members, expand our airport footprint, promote and increase awareness of our offerings and satisfy or exceed the expectations of our Members with our platform and offerings. We have derived substantially all of our historical revenue from CLEAR Plus, our consumer aviation subscription service. To grow and diversify our revenue, we will need to increase the number of Active CLEAR Plus Members and the utilization of our platform, and continue to offer services that are considered valuable to our CLEAR Plus Members. Failure to do so could adversely affect our business, results of operations and financial condition.
Our success in maintaining and increasing our Member base depends in part on our ability to identify use cases that are important and valuable to our Members in a timely manner. If we are unable to introduce new or enhanced platform features in a timely manner or our features are not accepted by our Members, potential competitors may introduce similar offerings faster than us or operate in new locations, which could negatively affect our results. Moreover, our new features may not receive consumer acceptance as preferences could shift rapidly to different types of solutions or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Even if we are successful in anticipating needs and consumer preferences, our ability to address them will depend upon our ability to develop and introduce innovative, high-quality features. Development of new or enhanced features may require significant time and investment, which could result in increased costs and a reduction in our profit margins.

If CLEAR Plus Members do not perceive our aviation subscription service to be of value, including if we adjust pricing in a manner that is not favorably received by CLEAR Plus Members, we may not be able to attract and retain CLEAR Plus Members, and accordingly, our revenue, including revenue per paying CLEAR Plus Member, and results of operations may be adversely affected. We have in the past, and may in the future, expand CLEAR Plus membership to include benefits in addition to use at our partner airports, such as free access to CLEAR Mobile and CLEAR Perks. If our efforts to develop and offer more benefits are not valued by our current and future CLEAR Plus Members, our ability to attract and retain CLEAR Plus Members, or increase pricing, may be negatively impacted. We have and may, from time to time, adjust our CLEAR Plus membership pricing, our family plans, or our pricing model itself. For example, we have increased CLEAR Plus membership rates, as well as the price of a family member, in 2022, 2023 and 2024, and may continue to adjust pricing in the future. These and other adjustments may not be well-received by CLEAR Plus Members, and could negatively impact our ability to attract and retain CLEAR Plus Members, revenues per paying CLEAR Plus Member, revenue and our results of operations.

Our ability to attract and retain Members, as well as to increase the number of Active CLEAR Plus Members and the utilization of our platform by our Members, could be materially adversely affected by a number of factors discussed elsewhere in these “Risk Factors,” including:

•increased competition and use of our competitors’ platforms and services;
•our failure to attract new partners or retain existing partners who in turn drive membership;
•negative associations or perceptions with, reduced awareness of, or negative publicity about, our brand, platform or biometrics in general;
•security incidents that may involve or are alleged to involve us, such as breaches of our information technology systems; and
•macroeconomic and other conditions and events outside of our control, such as pandemics and health concerns, decreased levels of travel or attendance at events, terrorism, war or military actions, civil unrest, political instability and general economic conditions, including an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.

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

The growth of our business, including our membership base, geographic footprint and financial results, also depends on adding new and retaining existing partners, as well as increasing the revenue generated from partners. Our partners help increase our opportunities to attract new Members and, in some cases, help subsidize memberships. However, we may be unsuccessful at adding new partners, retaining existing partners or monetizing our partner relationships, and our success is subject to a number of the risks that we face in expanding our membership base. See “— If we fail to add new and retain existing Members, including Active CLEAR Plus Members, or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected” above.

If our partners stop trusting our platform, or if our partners or our Members have an unsatisfactory experience with our platform, we are unable to offer new and relevant offerings and features or we are unable to increase the adoption of our platform, we could be unsuccessful at continuing to grow our partner network or increase the revenue generated from existing partners, which could hamper our prospects. This could in turn have an adverse impact on our ability to grow our membership base. If certain partners that subsidize memberships do not renew their agreements with us we could lose a portion of the affected Members, which could impact our revenue and retention rates. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

If we are not able to meet stakeholder expectations or to maintain the value and reputation of our brand, our business and financial results may be harmed.

We believe that our brand is important to attracting and retaining Members and partners. Our business is dependent on our ability to build, maintain and expand trust in our brand and our platform from a variety of different stakeholders. Building and maintaining our brand depends on our ability to provide consistent, accurate, high-quality services to our Members and partners, as well as protect the information that we gather, which may include personal information. It also requires us to understand the evolving expectations of our stakeholders, and to adjust our offerings to meet them. An inability to accurately understand the expectations of or forecast changes in our stakeholders, or any failure to meet the expectations of our stakeholders, could have a material adverse effect on our brand, and therefore on our business, results of operations and financial condition. Failure to meet these continuously evolving stakeholder expectations could diminish the trust in our brand and platform. While it is our mission to continue to build and expand the trust in our brand and our platform from all stakeholders, any actual or perceived failure to do so could result in a decreased number of Members, decreased use of our platform by our Members, slower growth in our platform and business than we expect, a discontinuation of our partnerships and relationships, and a negative impact on our ability to continue in, or expand into, other sectors or industries, any of which could have a material and adverse effect on our business, prospects, results of operations and financial condition.

Our partners expect us to build and maintain a world-class secure technology infrastructure and accurately perform the services we offer, such as correctly identifying a Member and correctly connecting a Member with their information. Aviation industry stakeholders such as our airline, airport and governmental partners expect us to continue to enhance aviation security. As the use cases for our platform expand, we expect to see increased attempts to fraudulently utilize our platform, some of which in the past have been, and may in the future be, successful. Fraudulent activity and other actual or perceived failures to maintain the integrity of our platform may lead to reputational and financial damage to our brand, negative impacts to our partner relationships, and reduced usage of our products and services, all of which could have a material adverse impact on our business.

We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.

Our market is intensely competitive with respect to every aspect of our business, and we expect competition to increase in the future. We anticipate that both our existing and future services and our expansion into new verticals will face competition from a variety of other companies and organizations. Other companies may strive or choose to perform services related to confirming an individual’s identity as a standalone task or related to a specific transaction, which would increase the competition we currently face. For example, large, well-established technology platforms, such as Alphabet/Google, Amazon, Apple, Microsoft or Meta or well-known companies in the credit card industry may currently be developing, or in the future could acquire, develop or expand, a platform that competes directly with some or all of our solutions. Other potential competitors include providers of decentralized identity verification platforms or verification services, including know your customer services. Additionally, biometric hardware companies and platform companies that also offer hardware may develop applications that directly or indirectly compete with our platform. We face competition from two other private entities that are authorized to compete with us in enrolling Members on TSA’s behalf for TSA PreCheck®.

We also face competition from solutions that could be developed in-house by our existing and future partners, and by governmental agencies, which could result in lost revenues and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Private industry and governmental agencies continue to increase their efforts related to developing and launching identity verification and credential authentication solutions, and we expect this trend to continue. For example, certain airlines, technology providers and the Transportation Security Administration (“TSA”) are developing technological solutions, in some cases including the use of identity verification technology or biometrics, that may gain widespread acceptance in locations where we operate, such as airports, or where we may operate in the future.

In addition, the federal government has conducted a number of proof of concept demonstrations to evaluate identity verification technologies and other credential authentication technologies at airport checkpoints, intends to expand use of its own biometric credential authentication technologies (“CAT”), at additional airport checkpoints, and is continuing to explore digital identities at checkpoints generally. The TSA has publicly stated its intent to require all travelers to be processed through CAT machines in the future, either through travelers presenting physical IDs or through the transmission of digital ID credentials. Additionally, state governments are issuing driver’s licenses in digital formats, and airlines have launched their own identity and credential authentication initiatives, in some cases with other identity verification partners. In many cases these initiatives also include use of biometrics, either via centralized or decentralized platforms, and any of these platforms or standards may become universally accepted and preferred by the industry, the TSA, airlines, and our other partners. Widespread adoption of competing identity verification solutions or credential authentication solutions or standards (including TSA’s own solutions) at airport checkpoints or other locations where we operate could adversely impact our ability to operate in the same manner as we operate today.

Public confidence in, and acceptance of, identity platforms and biometrics generally, and our platform specifically, will be a key factor in our business’s continued growth.

Our profitability depends, in part, on public confidence in and acceptance of identity platforms and biometrics generally. Continued acceptance of identity platforms and biometric information as a secure and reliable method to identify individuals, mitigate risk and minimize fraud is an important factor in our continued growth. While both identity platforms and biometrics have become more widely adopted, they may not achieve universal acceptance. The attractiveness of our solutions to Members, partners and the locations where we operate is impacted by a number of factors, including the willingness of individuals to provide their personal information, including biometric information, to private or governmental entities, the level of confidence that such information can be stored safely and securely, and trust that such information will not be misused. Certain individuals may never accept the use of biometrics as being safe. If identity platforms and biometrics do not achieve universal acceptance, our growth could be limited, which could materially adversely affect our business, results of operations and financial condition.

We might not implement successful strategies to increase adoption of our platform or expand into new verticals, which would limit our growth.

Our future profitability depends, in part, on our ability to successfully implement our strategies to increase adoption of our platform, expand into new verticals and develop new offerings. We cannot assure you that the market for our platform and our existing and proposed offerings will remain viable. The market for identity verification solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products, technologies or platform. Several organizations set standards for biometric identification and standards continue to develop related to storage of biometric information or identity information. Although we believe that our technologies comply with existing standards, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products, services and platform.

Our growth has been accelerated by our expansion from the aviation industry into different verticals, including travel and hospitality, KYC, digital marketplaces, live events and healthcare. Our business strategies include expanding our platform and Member base within these verticals and identifying and expanding into new verticals. There can be no assurances that we will be able to expand our business within existing verticals or successfully identify and expand into new verticals, or that any new verticals will provide us with successful opportunities and relationships.

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

We may be required to incur significantly higher expenditures than we currently anticipate to achieve the foregoing results. Such expenditures could have a greater negative impact on our results of operations if our revenues do not increase sufficiently. Our investments may not be successful and there can be no assurances that our growth strategies and plans will be achieved.

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

Additionally, certain of our agreements with our partners, governing authorities, and other third parties include indemnification for losses suffered or incurred for a variety of reasons, such as a result of claims of intellectual property infringement, breaches of confidentiality, violations of law, security requirements, damage caused by us to property or persons, or other liabilities relating to or arising from the use of our platform or other acts or omissions. These provisions often survive termination or expiration of the applicable agreement. As we continue to grow, the possibility of infringement claims and other claims against us may increase and, as a result, we may incur significant legal expenses and may have to pay damages, settlement or license fees or stop using technology found to be in violation of the rights of one or more third-parties. These payments, if significant, could harm our business, results of operations and financial condition. We may also have to seek a license for the infringing or allegedly infringing technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deploy certain offerings. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform or solutions, which could negatively affect our business.

Even if third-party claims against us lack merit, the expense and effort related to defending ourselves against these claims could be costly and time consuming.Assertions by a third party, whether or not meritorious, could subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, harm our relationship with customers, reduce demand for our platform and result in our brand, business, results of operations and financial condition being adversely affected.

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

If we are not able to manage our growth or continue innovating, our business could be adversely affected. Our ability to introduce new solutions and features is dependent on adequate research and development resources and may also depend on our ability to successfully complete acquisitions, which, if not adequately funded, may make us unable to compete effectively and our business and results of operations may be harmed.

We have expanded rapidly since we launched our platform in 2010, and our business growth depends on the continued expansion of our membership, network of partners and services. Our expansion and growth plans may not be successful and any future expansion will likely place additional demands on our managerial, operational, technological, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business and prospects may be adversely affected.

In addition, while we seek to develop new offerings and expand into new markets and industries, we may have limited or no experience in these areas, and our Members may not adopt our offerings. We may incur significant expense in our attempts to innovate and create new offerings, and these attempts may ultimately not be successful. New offerings, which can present new and difficult technology challenges, may subject us to claims if Members or partners experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough to recoup our investments. Failure to realize the benefits of amounts we invest in new technologies, products or services could result in the value of those investments being written down or written off.

Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet Member, partner and market demands is essential. If we elect not to or are unable to develop solutions internally, we may choose to, or be required to, expand into a certain market or strategy via an acquisition for which we could potentially pay too much or fail to successfully integrate into our operations. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and our business, results of operations and financial condition could be adversely affected. Moreover, there is no assurance that our research and development or acquisition efforts will successfully anticipate market needs and result in significant new marketable solutions or enhancements to our solutions, design improvements, cost savings, revenues or other expected benefits. If we are unable to generate an adequate return on such investments, we may not be able to compete effectively and our business and results of operations may be materially and adversely affected.

Any decline or disruption in the travel industry or general economic downturn could materially adversely affect our business, results of operations and financial condition.

We have derived substantially all of our historical revenue from Members who enroll in CLEAR Plus, which includes our RT Program service at U.S. airports. Accordingly, our performance is dependent on the strength of the travel industry and our revenue is susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, such as COVID-19. Additionally, platform usage beyond airports is driven by the operations of our partners, such as their ability to host events, provide hotel rooms, rent cars, and workplaces being open for workers. Other events or factors beyond our control can disrupt, and have in the past disrupted, travel and operations within the

United States and globally or otherwise result in declines in travel demand and the demand to attend events. These events include prolonged extreme weather, natural disasters or man-made disasters, travel-related health concerns (including pandemics and epidemics, such as COVID-19, Monkeypox, Ebola, Zika, Middle East Respiratory Syndrome, bird flu or other outbreak of contagious diseases), restrictions related to travel, stay-at-home orders, wars and military actions, terrorist attacks, sources of political uncertainty or political events, protests, foreign policy changes, regional hostilities, general economic conditions (such as a recession or inflation), changes in regulations, labor unrest or travel-related accidents. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior and other activities by consumers, and therefore demand for our airport and platform services, which could materially adversely affect our business, results of operations and financial condition. Additionally, as the Real ID Act will require passengers having compliant identification to travel by air in the United States by May 7, 2025, such regulation, if not extended, may decrease the number of travelers with compliant identification and, therefore, negatively impact the demand for our airport services, which could materially adversely affect our business, results of operations and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in enrollments or renewals of CLEAR Plus, less interaction with our platform products related to discretionary activities such as travel (such as rental cars and hotel rooms), and thus result in decreasing platform usage and lower revenue. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, inflation, and the potential for a recession, have in the past led to a general decrease in travel and travel spending, as well as discretionary spending generally, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations and financial condition.

We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, such as the need to promote our platform, develop new platform features and offerings, enhance our existing platform, or make strategic acquisitions. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A Common Stock could suffer significant dilution, and any new shares we issue could have rights, preferences and privileges superior to those of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could impose additional restrictions on our ability to make distributions or pay dividends to our stockholders, or make it less likely that our Board will declare such distributions or dividends.

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

Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, and may divert management’s attention and resources from our existing business to develop and successfully integrate the acquired or combined business. We may be unable to successfully integrate such business or assets into our operations, and such business may fail to meet our expectations or achieve the intended results. This risk is enhanced considering we have limited experience in acquiring other businesses. We have in the past acquired, and may in the future acquire, businesses that we have difficulty integrating or where we fail to achieve the anticipated benefits of the acquisition.

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

In addition, we depend on the continued services and performance of our key personnel, including our Chairman and Chief Executive Officer, Ms. Seidman Becker who co-founded our Company and has been instrumental in devising and implementing our strategies for growth and scaling our business. We do not have an employment agreement with Ms. Seidman Becker, and she and, other key members of our senior management team, are at-will employees. As these individuals are able to terminate their employment with us at any time, such termination could materially adversely affect our business, results of operations and financial condition, as well as our future prospects. Certain key members of our management team have a shorter employment history at our company and did not previously work within our industry. Recently hired executives may view our business differently than members of our prior management team and, over time, may make changes to our personnel and their responsibilities as well as our strategic focus, operations or business plans. We may not be able to properly manage any such shift in focus, and any changes to our business may ultimately prove unsuccessful.

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

Our platform is a complex system composed of many interoperating components and software. Our business is dependent upon our ability to accurately confirm identities and provide the ability to connect attributes to these identities, with minimal system interruption. Our software may now or in the future contain errors, bugs or vulnerabilities. Some errors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, operational, enrollment or verification errors, platform unavailability or system disruption. In addition, we may fail to detect bugs in the software of businesses we acquire in our integration process. Any real or perceived errors, bugs or vulnerabilities discovered in our code or systems released to production or found in third-party software that is incorporated into our code could result in poor system performance, an interruption in the availability of our platform, systems or websites (including our ability to sell our memberships online), data loss or breach, errors in completing enrollments or verifications, negative publicity, damage to our reputation, loss of existing and potential Members or partners, and loss of revenue, any of which could materially adversely affect our business, results of operations and financial condition.

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

Promoting awareness of our platform is important to our ability to grow our business and to attract new Members and partners, and can be costly. While much of our growth is attributable to word of mouth and Member referrals, we may pursue additional paid marketing efforts. If those marketing efforts are not successful in promoting awareness of our offerings or attracting new Members and partners, or if we are not able to cost-effectively manage our marketing expenses, our results of operations could be adversely affected. Any of the foregoing risks could harm our business, financial condition and results of operations.

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

In particular, a significant and growing portion of our Members access our platform through the CLEAR mobile application (the “app”) and through our secure identity platform, CLEAR1. There is no guarantee that popular mobile devices and browsers will continue to support such platform, app or service, or that our Members will use our platform or app rather than competing products. We are dependent on the interoperability of our app with popular mobile operating systems that we do not control, such as Android and iOS, and CLEAR1 with popular internet browsers. Any changes in such systems that degrade the functionality of our digital offerings or give preferential treatment to competitors could adversely affect our platform’s usage. In the event that it is difficult for our Members to access and use our platform, our competitors develop products and services that are perceived to operate more effectively, or if our Members choose not to access or use our platform or use mobile products that do not offer access to our platform, our Member growth and Member engagement could be adversely impacted.

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

Our primary locations may be vulnerable to the adverse effects of climate change. Extreme weather conditions may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. In addition, current and emerging legal and regulatory requirements with respect to climate change and other aspects of environmental, social, governance and other sustainability (e.g., disclosure requirements) may result in increased compliance requirements on our business, which may increase our operating costs and cause disruptions in our operations.

We are dependent on CLEAR Plus memberships for a significant portion of our revenue, and a significant reduction in CLEAR Plus memberships would reduce our future revenue and harm our anticipated operating results. Given our dependence on CLEAR Plus for a significant portion of our revenues, a decrease in demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy sources, such as air travel, could have a material negative impact on our revenues.

We have limited experience operating outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We have, and in the future we may continue to, expand our operations internationally. For example, in December 2021, we acquired Whyline, Inc., our virtual queuing technology used for CLEAR Mobile, which had partnerships across international markets. In addition, in 2023 our LinkedIn partnership was extended to Members in Mexico and Canada. Further, in 2024, CLEAR Mobile was expanded to Members in Costa Rica. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs. As we continue to expand globally, we may incur significant additional operating expenses and may not be successful in our international expansion for a variety of reasons, including:

•compliance with privacy and data protection laws, including laws regulating the use and collection of biometric information and health information (see “Risks Related to Regulation and Litigation—Any actual or perceived failure to comply with applicable laws relating to privacy, biometrics, artificial intelligence, health information and data protection may result in significant liability, negative publicity and erosion of trust and commercial opportunities, and increased regulation could materially adversely affect our business, results of operations and financial condition” and “Business—Government Regulation”);
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

We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics, such as market share or total addressable market, may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. Even if the markets in which we compete meet the size estimates and growth that we expect, our business could fail to grow at similar rates, if at all. Additionally, we routinely evaluate the utility to our investors and management of our metrics and have changed, and may in the future change, the metrics we use or the ways in which such metrics are calculated. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then the trading price of our Class A Common Stock and our business, financial condition and results of operations could be adversely affected.

Risks Related to Information Technology and Intellectual Property

There may be breaches of our information technology systems that subject us to significant reputational, financial, legal and operational consequences or materially damage Member and partner relationships.

Our business requires us to use, store, process and transmit data, including a large amount of sensitive and confidential personal information, including personally identifiable information (“PII”). This may include, for example: biographic information, such as names, addresses, phone numbers, email addresses; biometric information; government-issued identification; health information; and payment information. Although malicious attacks to gain access to personal information or PII affect many companies across various industries, we are at a relatively greater risk of being targeted because of our high profile and the types of personal information we manage. Our business depends on earning and maintaining the trust of our Members and our partners and any actual or alleged breaches of our systems could adversely affect our business, including by impacting the trust that we have gained. See “Risks Related to Our Business, Brand and Operations—If we are not able to meet evolving stakeholder expectations or to maintain the value and reputation of our brand, our business and financial results may be harmed.”

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, and have been certified by the federal government as operating certain of our information security systems at a FISMA High Rating in accordance with the Federal Information Security Modernization Act and National Institute of Standards and Technology, but these security measures cannot provide, and we cannot guarantee, absolute security. We require user names and passwords, as well as multifactor authentication, in order to access our information technology systems. We also use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data or accounts. Increasingly, companies are subject to a wide variety of attacks on their systems on an ongoing basis that are continually evolving. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms, and ransomware), employee theft, error or misuse, password spraying, phishing, social engineering (predominantly spear phishing attacks), credential stuffing, and denial-of-service attacks, we also face an increasing number of threats (including advanced persistent threat intrusions) to our information technology systems from a broad range of actors, including sophisticated organized crime, nation-state and nation-state supported actors (independently or in connection with broader international conflicts), and we cannot assure you that our systems will not be compromised or disrupted by these tactics. Our solutions integrate and rely in part on products, services and technologies developed and supplied by third-party vendors and service providers. Although we make efforts to review our third-party vendors and service providers and the products, services and technologies on which our solutions rely, vulnerabilities in our vendors’ and service providers’ products, services and technologies may make our own solutions and information technology systems vulnerable to breach, attack and other risks. See “We rely on third-party technology and information systems to help complete critical business functions. If that technology fails to adequately serve our needs, and we cannot find alternatives, it may negatively impact our business, financial condition and results of operations” below.

Breaches and attacks on us or our third-party vendors or service providers may cause interruptions to the services we provide, degrade the Member experience, cause Members or partners to lose confidence and trust in our platform and decrease or discontinue their use of our platform, impair our internal systems, or otherwise result in financial harm to us. As we grow within the United States, and expand our international presence, our heightened visibility has increased, and will continue to increase, the risk that we become a target of such attacks. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or personal information, could result in the loss, modification, disclosure, destruction or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position, or lead to decreases in the price of our Class A Common Stock. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measure or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data and the personal information we receive may also be unsuccessful due to software bugs, defects, misconfigurations or other technical malfunctions; employee, contractor, or service provider error or malfeasance, including defects, misconfigurations or vulnerabilities in our suppliers’ or service providers’ information technology systems or offerings, including products and offerings that we integrate into our products and services; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.

If we were to experience a breach of our systems and were unable to protect sensitive data, we may not be able to remedy such breach, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization and compensate them for any damages, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature. Additionally, such a breach could curtail or otherwise adversely impact access to our services, materially damage partner and Member relationships, and cause us to lose Members or partners. Moreover, if a security breach affects our systems or results in the unauthorized release of personal information, our reputation and brand could be materially damaged, use of our platform and services could decrease, and we could be exposed to a risk of loss or litigation and possible liability.

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

Additionally, we accept payment from our CLEAR Plus Members through credit card transactions, certain online payment service providers and mobile payment platforms. The ability to access credit card information on a real-time basis without having to proactively reach out to the Members each time we process an auto-renewal payment is critical to our success and a seamless experience for our users. However, if we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our CLEAR Plus Members are affected by such a breach experienced by us or a third party, affected Members would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected Members, and even if we could, some Members’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition and results of operations.

We rely on third-party technology and information systems to help complete critical business functions. If that technology is subject to a security breach or fails to adequately serve our needs, and we cannot find alternatives, it may negatively impact our business, financial condition and results of operations.

We rely on third-party technology and vendors and other service providers for certain of our critical business functions, including credit card readers, scanners, third-party software, cameras and other technology to complete Member enrollments and verifications, as well as prevent fraud, network infrastructure for hosting our website and mobile application, software libraries, development environments and tools, services to allow Members to populate their accounts with personal information, and cloud storage platforms. Our business is dependent on the integrity, security and efficient operation of these systems and technologies, and we do not necessarily control the operation or data security of the third-party providers we utilize. Our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers may be insufficient or inadequate to prevent or remediate such risks. Our systems and operations or those of our third-party providers and partners could be exposed to damage, interruption, security breach and other risks from, among other things, computer viruses and other malicious software, denial-of-service attacks and other cyberattacks, acts of terrorism, human error, coding errors or vulnerabilities, fraud, sabotage, natural disasters, telecommunications failures, financial insolvency, bankruptcy and similar events, and may be subject to financial, legal or regulatory issues, each of which may impose additional costs or requirements on us, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach, or prevent these third parties from providing services to us or our Members on our behalf. The failure of these systems to perform as designed, the vulnerability of these systems to security breaches and fraud or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives in a timely and efficient manner and on acceptable terms, or at all, could disrupt our operations and subject us to losses or costs to remediate any of these deficiencies. Additionally, software errors or vulnerabilities in third-party technologies we use could result in significant disruptions to our information technology systems, leading to downtime, data loss, or compromised data integrity. There have been high-profile incidents of third-party service providers causing widespread disruptions to their customers’ operations, such as the Windows outage caused by a flawed CrowdStrike software update that occurred in July 2024. We cannot guarantee the infrastructure of our third-party service providers has not been, or will not be, compromised or that errors by our third-party service providers will not cause similar disruptions or outages to our operations. In addition, we cannot be assured that third parties will comply with their agreements with us and applicable laws and regulations or that third parties will not increase their prices or give preferential treatment to our competitors. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Additionally, the occurrence or perception of any of the above events could result in Members ceasing to use our platform, reputational damage, legal or regulatory proceedings or other adverse consequences, which could materially adversely affect our business, results of operations and financial condition.
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

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation or other legal proceedings may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation or proceedings could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay expansion or impair the functionality of our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new functionality, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

We have granted lenders security interests in certain of our intellectual property rights which could subject such rights to sale or other actions in the event of a default.

If we are unable to effectively protect our intellectual property rights on a worldwide basis, we may not be successful in the international expansion of our business that we may pursue.

Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. We have to rely on licensed technology from others, and accordingly, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. With regard to our own intellectual property, there can be no assurance that our efforts to enforce and protect our rights will be adequate to prevent the misappropriation or improper use of our protected technology particularly in international markets, which may increase as a result of any potential international expansions we may pursue.

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

If third parties make infringement claims against us whether or not they are upheld, such claims could consume substantial time and financial resources, divert the attention of management and disrupt product sales and shipments. If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude any infringing use. As a result, we would incur substantial costs, experience delays in product development, sales and shipments, and our revenues may decline substantially. Additionally, we may not be able to achieve the minimum necessary growth for our continued success.

See “Risks Related to Regulation and Litigation—We may be sued by third parties for alleged infringement, misappropriation, or other violations of intellectual property and other proprietary rights.”

Risks Related to Regulation and Litigation

We must continue to meet the evolving standards set for our airport operations by governmental stakeholders.

We relaunched in 2010 at two U.S. airports as the only private company authorized by the DHS to automate the process for confirming traveler identity and validating travel documents for enrolled CLEAR Plus Members, and we continue to provide airport services to our Members through the RT Program. As we have grown, our interactions with the federal government have expanded as well. For example, in January 2020, we were selected by the TSA as an awardee in the TSA Biometric PreCheck® Expansion Services and Vetting Program to handle subscription renewal processing and new enrollments for the TSA PreCheck® program and have entered into an up to 10-year agreement to provide such services to the traveling public. In February 2024 we launched TSA PreCheck® Enrollment Provided by CLEAR to the public, and are currently providing in-person enrollment at airport and retail locations, as well as online renewal services. These operations remain subject to ongoing approval by the TSA, and there can be no assurances that we will continue to be able to meet all of TSA’s requirements. Additionally, we have entered into numerous Cooperative Research and Development Agreements with the DHS, and the DHS has certified the biometric enrollment and verification system we use in certain locations as Qualified Anti-Terrorism Technology under the SAFETY Act.

We operate through the RT Program according to guidelines set forth by the federal government, which have historically been implemented through our airport and/or airline partners. As we have grown, our regulatory frameworks have evolved as well. For example we are subject to various audits, reviews and evaluations overseen by the TSA, a sub-agency of the DHS, which include: annual operational audits at each airport where we operate our RT Program requiring us to demonstrate compliance with airport checkpoint security protocols; audits of certain of our information systems against a stringent FISMA High Rating designation for information security and an additional “Registered Traveler Security

Overlay” framework; ongoing periodic reviews of our operational procedures and technology, such as the biometric matching technology and credential authentication systems that help power our system; ongoing special emphasis inspections of our compliance with operational and procedural obligations for RT Program providers; an evaluation by the Science and Technology Directorate of the DHS of our biometric enrollment and verification system for renewal of our SAFETY Act certification as a Qualified Anti-Terrorism Technology; and ongoing reporting requirements related to enrollments and verifications. In addition, TSA has provided us with technical and regulatory requirements, including technical integration specifications between TSA systems and CLEAR systems to enable transmittal of digital identity information to facilitate processing of each RT participant by TSA CAT; varying rates in the percentage of RT participants whose identities are randomly reverified at airport checkpoints, potentially up to all RT participants; enhanced enrollment standards for existing and new RT participants in line with new industry standards; and formalized audit requirements. We have no control over requirements proposed or implemented by federal agencies on us or our airport and airline partners regarding our business. New or changing requirements implemented by federal agencies, such as those set forth above, could have an adverse impact on our business and results of operations.

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

We expect that the occurrence of infringement claims and allegations is likely to grow as the market for biometric solutions and identity products and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase. Even alleged infringement claims that lack merit may be distracting and expensive to defend and could contribute to reduced public confidence in our platform, and even if meritorious but ultimately unsuccessful, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require us to incur significant expenditures. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A Common Stock may decline. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, results of operations and financial condition.

Any actual or perceived failure to comply with applicable laws relating to privacy, biometrics, artificial intelligence, health information and data protection may result in significant liability, negative publicity and erosion of trust and commercial opportunities, and increased regulation could materially adversely affect our business, results of operations and financial condition.

As part of our normal operations, we collect, process and retain personal information about individuals, including sensitive personal information such as biometrics data. We are subject to various federal and state laws and rules regarding the collection, use, disclosure, storage, transmission, and destruction of this personal information, and as we move into new markets, we will be subject to international laws applicable to our data practices as well. We collect and use personal information, including sensitive personal information, when our Members enroll in our platform and use our platform after they have completed their enrollment. The laws of many states and countries require businesses that maintain such personal data to obtain consent before collecting or processing certain types of data, to implement measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used.

As examples, numerous states and municipalities have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use and processing of state residents’ personal data. For example, CCPA took effect on January 1, 2020 and was amended by the Consumer Privacy Rights Act, which went into effect in 2023. CCPA provides enhanced data privacy rights to California consumers, including the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. These rights are enforced by the California Attorney General and California Privacy Protection Agency. In addition, CCPA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of CCPA will be interpreted and enforced. Numerous states have passed laws that provide similar privacy and security protections to their residents, including Virginia, Colorado, Texas, and Oregon, and many other states are actively developing legislation in this area.

In addition, states such as Illinois, Texas, Colorado and Washington, have laws that specifically regulate the collection and use of biometric information, and numerous states and municipalities are considering similar legislation. Illinois’ BIPA includes both a private right of action and liquidated damages for companies that violate its provisions, and the Texas Attorney General has announced settlements with private parties under its biometric laws with penalties in excess of $1 billion. Regardless of any company’s efforts to comply with the requirements of BIPA, the private right of action available under laws like BIPA have created strong incentives for plaintiffs counsel to push the interpretation of BIPA in new areas and has increased the general likelihood of, and costs and risks associated with, biometrics litigation. Recent BIPA case law has increased liability exposure and the scope of damages that may be collected for alleged violations. The effects of state privacy, data protection and biometrics laws and other similar state or federal laws, are significant and may require us to modify our products, data processing practices and policies and to incur substantial costs and potential liability as we attempt to implement new requirements or guidance under such laws, which are often not well defined, or to defend assertions of liability under these laws, given the significant penalties available.

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted and may in the future enact different and potentially contradictory requirements for protecting personal information, including biometric information, as well as data that is collected and maintained electronically. These regulations have become particularly relevant to us as we expand our operations beyond the United States. For example, GDPR, which became effective on May 25, 2018, includes operational requirements for companies that are established in the EEA or process personal data of individuals located in the EEA. These requirements govern the processing of personal data in certain contexts and include significant penalties for non-compliance. Failure to comply with GDPR may result in fines of up to 20 million euro or up to 4% of the annual global revenue of a company processing information about EEA data subjects. It may also lead to regulatory inquiries initiated by data subjects as well as civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting on the ways in which our business can use personal data. Additionally, the United Kingdom has transposed GDPR into domestic law with a United Kingdom version of GDPR (combining GDPR and the Data Protection Act of 2018) that took effect in January 2021, which exposes us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. Other jurisdictions where we may operate in the future like Canada, Brazil and India have implemented comprehensive data protection regulations that also may diverge from or overlap with these laws. Compliance with numerous and contradictory requirements of different jurisdictions is inherently challenging and costly for any business that collects and processes personal information as well as biometrics from individuals based in different jurisdictions, particularly since the interpretation and application of these laws is unresolved. If any jurisdiction in which we currently, or in the future may, operate, or where one of the partners we service operates, adopts new laws or changes its interpretation of its laws, rules or regulations relating to data use and processing such that our compliance obligations are unclear, or we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions or losing the ability to partner with companies who do business in such jurisdictions, as well as face significant and uncertain risks of regulatory investigations, penalties or liability in these jurisdictions.

Various state and international governments recently have passed or issued or are in the process of considering laws, regulations or directive governing the use of artificial intelligence or automated decisionmaking technology for certain use cases, which may be interpreted to apply to CLEAR when we or our commercial partners utilize our technology to support particular use cases. For example, in November 2024, the California Privacy Protection Agency issued draft regulations under CCPA governing the use of automated decisionmaking technology that would apply to the use of “physical or biological identification or profiling” in certain contexts, and the EU has implemented the AI Act which prohibits certain types of high risk biometric systems from being deployed. The scope and interpretation of this emerging area of regulation and legislation, and the application to CLEAR’s business or business roadmap is unclear, but these laws could be interpreted or applied in ways that would impose new costly and burdensome requirements on CLEAR or its commercial partners and could increase the risk of regulatory actions directed to CLEAR or otherwise adversely impact our business.

HIPAA imposes specified requirements relating to the privacy, security and transmission of sensitive patient health information (“PHI”). Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” As our business evolves, we expect to increasingly enter into agreements in which we are a “business associate” for partners in the healthcare industry that are HIPAA covered entities and service providers, and therefore we are and will increasingly be regulated under these agreements as a business associate for the purposes of HIPAA. If we are unable to comply with our obligations as a HIPAA business associate, we could face substantial civil and even criminal liability. HITECH imposes four tiers of civil monetary penalties and gives state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

HIPAA imposes specified requirements relating to the privacy, security and transmission of sensitive patient health information (“PHI”). Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” As our business evolves, we expect to increasingly enter into agreements in which we are a “business associate” for partners in the healthcare industry that are HIPAA covered entities and service providers, and therefore we are and will increasingly be regulated under these agreements as a business associate for the purposes of HIPAA. If we are unable to comply with our obligations as a HIPAA business associate, we could face substantial civil and even criminal liability. HITECH imposes four tiers of civil monetary penalties and gives state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

When we process PHI on behalf of a covered entity, we are required by HIPAA to maintain HIPAA-compliant business associate agreements with our partners that are HIPAA covered entities and service providers, as well as certain of our subcontractors, that access, maintain, create or transmit sensitive patient health information on our behalf for the rendering of services to our HIPAA covered entity and service provider Members. These agreements impose stringent data security and other obligations on us. If we or our subcontractors are unable to meet the requirements of any of these business associate agreements, we could face contractual liability under the applicable business associate agreement as well as possible civil and criminal liability under HIPAA, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain Members and to maintain existing or enter into new health care partnerships.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. We may make statements on our website, in marketing materials, or in other settings about our data practices and security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, the features of our platforms or the manner in which our partners use CLEAR services. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platforms, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing commercial obligations, make enhancements, or develop new platforms and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platforms.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. We may make statements on our website, in marketing materials, or in other settings about our data practices and security measures and our compliance with, or our ability to facilitate our customers’

compliance with, these standards. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, the features of our platforms or the manner in which our partners use CLEAR services. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platforms, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing commercial obligations, make enhancements, or develop new platforms and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platforms.

While we make significant efforts to comply with all laws, regulations, standards and obligations applicable to us, we cannot guarantee that we have always been or will always be successful. Privacy, biometrics, artificial intelligence, and data protection laws, rules and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain and potentially inconsistent. Compliance with such laws may require changes to our operations and business practices and may thereby increase compliance costs on CLEAR, our vendors or our partners or have other material adverse effects on our business. In addition, even alleged violations of such laws could be costly to defend and divert management’s attention. Failure or perceived failure to comply with such laws and regulations could have an adverse impact on our business and results. While we have invested and continue to invest significant resources to comply with data and technology-focused laws and regulations, enforcement or litigation under these laws and regulations could expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, a loss of commercial revenue or opportunities, and interruptions or cessation of our ability to operate for key partners or in key industries or geographies, any of which could materially adversely affect our business, results of operations and financial condition.

While we make significant efforts to comply with all laws, regulations, standards and obligations applicable to us, we cannot guarantee that we have always been or will always be successful. Privacy, biometrics, artificial intelligence, and data protection laws, rules and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain and potentially inconsistent. Compliance with such laws may require changes to our operations and business practices and may thereby increase compliance costs on CLEAR, our vendors or our partners or have other material adverse effects on our business. In addition, even alleged violations of such laws could be costly to defend and divert management’s attention. Failure or perceived failure to comply with such laws and regulations could have an adverse impact on our business and results. While we have invested and continue to invest significant resources to comply with data and technology-focused laws and regulations, enforcement or litigation under these laws and regulations could expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, a loss of commercial revenue or opportunities, and interruptions or cessation of our ability to operate for key partners or in key industries or geographies, any of which could materially adversely affect our business, results of operations and financial condition.
Any failure or perceived failure by us (or by our vendors or commercial partners) to comply with privacy, biometrics, cybersecurity, artificial intelligence and data protection policies, notices, laws, rules and regulations could result in proceedings or actions against us by individuals, consumer rights groups, regulators, government agencies, commercial partners or others. We could incur significant costs in investigating and defending such claims and, if found liable or if resolving such claims through settlement is desirable, pay significant damages, penalties or fines and/or be required to make substantial changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust and commercial opportunity. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

Any failure or perceived failure by us (or by our vendors or commercial partners) to comply with privacy, biometrics, cybersecurity, artificial intelligence and data protection policies, notices, laws, rules and regulations could result in proceedings or actions against us by individuals, consumer rights groups, regulators, government agencies, commercial partners or others. We could incur significant costs in investigating and defending such claims and, if found liable or if resolving such claims through settlement is desirable, pay significant damages, penalties or fines and/or be required to make substantial changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust and commercial opportunity. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

The laws and regulations that we are subject to or may become subject to are constantly evolving.

We are subject to a wide variety of laws and regulations in the United States and other jurisdictions as well as regulations promulgated by government agencies. These laws and regulations pertain to matters, including but not limited to, the collection and use of biometric or health information, data privacy and information protection, consumer protection, labor and employment, intellectual property, consumer and commercial contracting and others, and are often complex and subject to varying interpretations. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. New offerings and partnerships, or any potential international expansions we may pursue, may also subject us to laws and regulations that we have not historically been subject to. The costs of complying with, or our failure to comply with, any such laws or regulations may have an adverse impact on our business, results of operations and financial condition.

In addition, our business operations at airports involve coordination with the DHS, and we are subject to audits and reviews by the DHS and the TSA. Governmental stakeholders may promulgate additional regulatory frameworks for us or increase the difficulty in maintaining our existing certifications, which may present additional challenges for our operations, increase our expenses, reduce our opportunities and divert management’s attention. Failure to comply with these standards set for our operations by governmental stakeholders or applicable government frameworks may have an adverse impact on our business, results of operations and financial condition. See “—We must continue to meet the standards set for our airport operations by governmental stakeholders.”

As our industry evolves and we continue to expand our platform offerings, Member base and partnerships, we may become subject to additional laws and regulations, which may differ or conflict from one jurisdiction to another.
Additionally, legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments, as well as evolving compliance requirements under state, federal and international laws governing subscriptions and negative options, may materially adversely affect our business, financial condition and results of operations. This could materially adversely affect our Membership subscription or payment authorization rate. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, have been implemented in state and federal jurisdictions (such as California’s Auto Renewal Law or the federal Restore Online Shopper’s Confidence Act (or “ROSCA”)) and additional laws or requirements are being considered in many U.S. jurisdictions (such as the Negative Option Rule proposed by the Federal Trade Commission on October 16, 2024). While we monitor and attempt to comply with these legal developments, we may be subject to regulatory action or litigation claims under such legislation or regulation. Federal agency activity has enabled increased frequency of labor organizing activities across the United States. Should the Company become subject to such activities we may be required to expend substantial resources, both time and financial, which could have a material adverse effect on our employee relations, reputation, financial condition and results of operations.

Additionally, actual or perceived environmental, social, governance and other sustainability matters and our response to these matters could harm our reputation and business results. Increasing governmental and societal attention to environmental, social, governance and other sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. Our action or inaction with respect to such environmental, social, governance and other sustainability matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our partners, to comply with applicable laws or regulations or any other obligations relating to our platform offerings, could harm our reputation and brand, discourage new and existing Members from using our platform, impact commercial opportunities, lead to refunds of membership fees or result in fines or proceedings by governmental agencies or private claims and litigation, any of which could adversely affect our business, financial condition and results of operations.

We may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and operating results.

In the ordinary course of business, from time to time, we have been involved in legal proceedings and in the future may be subject to claims, lawsuits, government investigations and other proceedings. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, harm our reputation or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth. Should the ultimate judgments or settlements in any future litigation or investigation significantly exceed our insurance coverage, they could adversely affect our business, results of operations and financial condition. See “Business—Legal Proceedings.”

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

Certain of our technologies and solutions are certified or designated by the DHS as Qualified Anti-Terrorism Technologies under the SAFETY Act. The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, technology providers may apply to the DHS for coverage of the products and services. If granted coverage, such providers receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism. While we believe our applicable technologies and solutions will continue to meet with the approval of the DHS’s SAFETY Act office, we cannot be sure that the SAFETY Act certification and designation will be timely renewed, or at all, in the future. Additionally, we do not enjoy coverage for every service we provide. In addition, the terms of the SAFETY Act coverage decisions awarded to us by the DHS contain conditions and requirements that we may not be able to continue to satisfy in the future. If the DHS limits availability of SAFETY Act coverage or the scope of any coverage previously awarded to us, denies us coverage or suspends or terminates our coverage for a particular service, or delays in making decisions about whether to grant us coverage, we may become exposed to legal claims that the SAFETY Act was otherwise designed to prevent.

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

We initially approved a quarterly dividend policy in August 2023, and have, at times, declared special cash dividends, to holders of our Class A and Class B Common Stock and may in the future pay cash dividends to our stockholders. However, we are a holding company, with our principal asset being our controlling equity interest in Alclear, and we have no independent means of generating revenue. Accordingly, as the managing member of Alclear, we intend to cause, and will rely on, Alclear to make distributions to its members, including Clear Secure, Inc., to fund our dividends. When Alclear makes such distributions, the other members of Alclear will also be entitled to receive distributions pro rata based on their economic interests in Alclear.

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

As of December 31, 2024, the Founder Post-IPO Members collectively control approximately 82.1% of the combined voting power of our outstanding shares of Common Stock as a result of its ownership of our Class B Common Stock and our Class D Common Stock, each share of which is entitled to 20 votes per share on all matters submitted to a vote of our stockholders.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Further, assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the tax savings associated with all tax attributes described above would aggregate to approximately $544.3 million over 15 years from December 31, 2024, assuming all future redemptions, purchases or exchanges occur on December 31, 2024. Under this scenario, we would be required to pay the Alclear Members 85% of such amount, or approximately $462.7 million, over the 15-year period from December 31, 2024. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the tax receivable agreement payments made by us, will be calculated based in part on the market value of our Class A Common Stock at the time of each redemption or exchange of an Alclear Unit (along with the corresponding share of our Class C Common Stock or Class D Common Stock, as applicable) for cash or a share of Class A Common Stock or Class B Common Stock, as applicable and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the tax receivable agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the tax receivable agreement.

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

The covenants in our Credit Agreement, dated as of March 31, 2020 (as amended by Amendment No. 1 to Credit Agreement, dated as of April 29, 2021, Amendment No. 2 to the Credit Agreement, dated June 28, 2023, and Amendment No. 3 to the Credit Agreement, dated November 18, 2024 and as may be further amended from time to time, the “Credit Agreement”), by and among Alclear, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., may negatively impact our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to maintain a specified net leverage ratio, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our Credit Agreement also restricts our ability to, among other things, incur additional debt and guarantee indebtedness; pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments; prepay, redeem, or repurchase certain debt; make loans or certain investments; sell certain assets; create liens on certain assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; alter the businesses we conduct; and enter into agreements restricting our subsidiaries’ ability to pay dividends. We could incur substantial indebtedness in the future, and the agreements governing any such indebtedness may provide further restrictions on our business.

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

On May 13, 2022, our Board authorized a stock repurchase program, and in November 2023, March 2024, August 2024, and February 2025 our Board authorized an increase in such authorization, whereby we may purchase up to $600 million of the Company's Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of December 31, 2024 and February 2025, $52.7 million and $232.6 million, respectively, remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time, and we have no obligation to repurchase any amount of our Class A Common Stock under the repurchase program.

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

Our Certificate of Incorporation and by-laws contain several provisions that make it more difficult or expensive for a third party to acquire control of us without the approval of our Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which only become effective the first date on which Ms. Seidman Becker and Mr. Cornick (the “Co-Founders”), together with the other persons in their permitted ownership groups (which include the Founder Post-IPO Members), collectively beneficially own, in aggregate, less than a majority of the combined voting power of our outstanding shares of Common Stock entitled to vote generally in the election of directors (the “Triggering Event”):

•the 20 vote per share feature of our Class B Common Stock and Class D Common Stock;
•after the Triggering Event, the sole ability of the Board to fill a vacancy on the board of directors;
•prohibiting our stockholders from calling a special meeting of stockholders; after the Triggering Event, no ability for our stockholders to take action by written consent;
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
•quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as earnings per share, net income, revenues, Adjusted EBITDA (Loss), Adjusted EBITDA Margin, Free Cash Flow, Total Bookings, Total Cumulative Enrollments, Total Cumulative Platform Uses, Annual CLEAR Plus Net Member Retention, Annual CLEAR Plus Gross Dollar Retention, Active CLEAR Plus Members, Annual CLEAR Plus Member Usage and Free Cash Flow;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
CLEAR’s information security program is managed by a dedicated Chief Security Officer (“CSO”), who has over 27 years of experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as relevant academic degrees, formal military training, and industry certifications. Our CSO’s team is responsible for leading the Company’s Enterprise Risk Management Program (“ERM Program”), which integrates our cybersecurity strategy, policy, standards, architecture and processes, and through which we regularly discuss and assess identified cybersecurity risks. Our CSO attends ERM Program meetings where cybersecurity (and other) risks are identified. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds, utilize a range of external experts, such as cybersecurity assessors, consultants and auditors, in evaluating and testing our cybersecurity systems. Further, CLEAR recognizes the importance of managing cybersecurity risks associated with third-party relationships as part of its broader risk management framework, as we are an organization that relies on a variety of third-party vendors, service providers, and business partners, and are aware that these relationships present potential risks to the security and integrity of our information systems. To mitigate these risks, the company works closely with vendors using our risk framework to identify, assess, and monitor potential cybersecurity threats that arise from relationships with external entities. Our approach includes conducting due diligence, enforcing contractual cybersecurity requirements, and implementing third-party cybersecurity best practices designed to align with CLEAR’s risk management objectives.

In addition, the Company has established the CLEAR Security Advisory Board, which provides guidance and advice on security risk and privacy to our Board and our CSO. The CSAB is currently comprised of three external members with a range of executive national and international expertise in areas such as aviation and transportation security, physical security operations, cyber security, and privacy and data security. The CSAB meets in-person, together with management of the Company, at least annually, in addition to quarterly meetings by phone. The CSAB reports annually to our Board or our Audit Committee, and is an available resource to both management and members of the Board at any time.

The full Board provides oversight of the cybersecurity program while the Audit Committee of the Board predominantly oversees risk, including data security and oversight of cybersecurity risks, providing regular updates to the full Board. The CSO is actively engaged in discussions with the Board regarding the identification, assessment, and mitigation of cybersecurity risks to ensure that appropriate resources are dedicated to managing such risks and addressing any potential adverse effects, and provides periodic reports to our Board and Audit Committee, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

Although CLEAR has not experienced any material cybersecurity breaches during the reporting period, we acknowledge that cyber incidents, if they were to occur, could have a material adverse effect on our financial results.

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

In most of the airports and other venues where we operate, we typically operate under a concessionaire or services agreement with the airport or other venue. For the space we use under these agreements, we are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. In many of these locations our arrangements include our ability to access space for certain small offices for our team members to use.

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
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the year ended December 31, 2024:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 15, 2024	February 26, 2024	March 5, 2024	$0.090
Quarterly	May 7, 2024	June 10, 2024	June 18, 2024	$0.100
Quarterly	August 2, 2024	September 10, 2024	September 17, 2024	$0.100
Quarterly	October 31, 2024	December 10, 2024	December 17, 2024	$0.125
Special	March 21, 2024	April 1, 2024	April 8, 2024	$0.320

Stockholders

Based on information made available to us by the transfer agent, as of February 21, 2025, we have 74 holders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, two holders of record of our Class B Common Stock, 23 holders of record of our Class C Common Stock and two holders of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.
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

Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended December 31, 2024 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2024 - October 31, 2024	1,000,000	$26.50	1,000,000	74
November 1, 2024 - November 30, 2024	812,043	26.18	812,043	53
December 1, 2024 - December 31, 2024	—	—	—	53
Total	1,812,043	$26.36	1,812,043
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022 and publicly announced by the Company on May 16, 2022, and increased on November 8, 2023, March 21, 2024, August 5, 2024, and February 2025. The share repurchase program provides for the purchase by the Company of up to $600 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of December 31, 2024 and February 21, 2025, $52.7 million and $232.6 million, respectively, remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Stock Performance Graph
The following graph compares the relative performance of our Class A Common Stock, with the total cumulative return of the S&P 500 Index, S&P 600 Index, S&P Software & Services Select Industry Index, Russell 2000 Index and NASDAQ Composite Index. We have updated the Stock Performance Graph to replace the S&P 500 and Nasdaq Composite with the S&P 600 and Russell 2000. This change reflects our inclusion in these indices, providing a more relevant comparison of our stock performance against similarly sized companies. This graph covers the period from June 30, 2021 through December 31, 2024. The comparison assumes an investment of $100 on June 30, 2021 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. These indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our Common Stock.

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
The discussion in this MD&A is generally related to 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
CLEAR is a secure identity company making experiences safer and easier - both digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, frictionless experiences in airports for over 15 years, achieving exceptional user delight and trust with CLEAR Plus, our consumer aviation subscription service. CLEAR Plus enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR – offering consumers increased choice in how and where to sign up for this popular trusted traveler program. Our free flagship CLEAR app offers several consumer products, including: Home to Gate, a feature to help travelers plan and time their trip to the airport; CLEAR Mobile, which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR Plus Members and available to all travelers by purchasing a day pass; Ambassador Assist, our curb-to-gate service where our Ambassadors guide Members through the airport; and CLEAR Perks, our suite of benefits to help CLEAR Plus Members win every step of their travel journey. CLEAR1 (formerly CLEAR Verified), our business to business (“B2B”) offering, is our secure identity platform that maximizes security and minimizes friction for partners and consumers. CLEAR1 enables our partners to leverage our digital identity technology and embedded Member base to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
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
The value of the CLEAR platform to our Members increases as we add more use cases and partnerships, which in turn drives more frequent usage and strong retention. We cannot be sure that we will be successful in retaining our Members due to any number of factors such as our inability to successfully implement a new product, adoption of our technology, harm to our brand or other factors. If our efforts to develop and offer more benefits are not valued by our current and future CLEAR Plus Members, our ability to attract and retain CLEAR Plus Members, or increase pricing, may be negatively impacted.
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
Changes to the macro and regulatory environment
Our business is dependent on macroeconomic and other events outside of our control, such as decreased levels of travel or attendance at events, changes in government policy and regulation, terrorism, civil unrest, political instability, union and other transit related strikes and other general economic conditions. We are also subject to changes in discretionary consumer spending.

Taxation and Expenses
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Alclear and will be taxed at the prevailing corporate tax rates. Alclear is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level.
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
Tax Receivable Agreement
The Company maintains a TRA with the Alclear Members that provides for the payment by us to the Alclear Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the Alclear Members (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A common stock, $0.00001 par value per share (“Class A Common Stock”) or Class B common stock, $0.00001 par value per share (“Class B Common Stock”) as applicable, and purchases of Alclear Units and corresponding shares of Class C common stock, par value $0.00001 per share (“Class C Common Stock”) or Class D common stock, $0.00001 par value per share (“Class D Common Stock” and, together with the Class A Common Stock, Class B Common Stock and Class C Common Stock, collectively, “Common Stock”), as the case may be, from Alclear Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.
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
The Company recognized the cumulative impact of exchanges that occurred through December 31, 2024. As of December 31, 2024, the Company recorded a TRA liability of $196.8 million as a result of these exchanges.

Acquisitions
During the year ended December 31, 2023, the Company made a strategic acquisition of certain assets of Sora ID, Inc., a one-click know your customer (“KYC”) solution which provides technology that is KYC compliant, and is transferable across financial institutions – creating a unique, reusable verification product.
Revenues and operating income (loss) related to these acquisitions for the years ended December 31, 2024 and 2023 were insignificant to the consolidated financial statements for all periods presented. See Note 3 within the consolidated financial statements included in this document for more information on acquisitions.
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

Management believes that Total Bookings is an important measure of the current health and growth of the business and views it as a leading indicator.

	Years ended December 31,
	2024	2023	$ Change	% Change
Total Bookings (in millions)	$834.0	$711.8	$122.2	17%

Total Bookings increased by $122.2 million, or 17%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by growth in Active CLEAR Plus Members combined with price increases.

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

	As of December 31,
	2024	2023	Change	% Change
Total Cumulative Enrollments (in thousands)	28,906	20,194	8,712	43%

Total Cumulative Enrollments were 28,906 as of December 31, 2024 and 20,194 as of December 31, 2023, which represented a 43% increase. The year-over-year increase was driven by CLEAR1 and CLEAR Plus Member enrollments.
Total Cumulative Platform Uses
We define Total Cumulative Platform Uses as the number of individual engagements across CLEAR use cases, including CLEAR Plus, our flagship app and CLEAR1, since inception as of the end of the period. Management views this metric as an important tool to analyze the level of engagement of our Member base which can be a leading indicator of future growth, retention and revenue.

	As of December 31,
	2024	2023	Change	% Change
Total Cumulative Platform Uses (in thousands)	234,821	180,807	54,014	30%

Total Cumulative Platform Uses was 234,821 as of December 31, 2024 and 180,807 as of December 31, 2023, which represented a 30% increase, driven by Active CLEAR Plus Member verifications combined with increased contributions from CLEAR1 uses.
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

	As of December 31,
	2024	2023	Change
Active CLEAR Plus Members	7,315	6,720	9%

Active CLEAR Plus Members was 7,315 as of December 31, 2024 and 6,720 as of December 31, 2023, which represented a 9% increase, driven by new Active CLEAR Plus Members added through airport, partner and organic channels in existing and new airports.

Annual CLEAR Plus Gross Dollar Retention
We define Annual CLEAR Plus Gross Dollar Retention as the net bookings collected from a Fixed Cohort of Members during the Current Period as a percentage of the net bookings collected from the same Fixed Cohort during the Prior Period. The Current Period is the 12-month period ending on the reporting date, the Prior Period is the 12-month period ending on the reporting date one year earlier. The Fixed Cohort is defined as all Active CLEAR Plus Members as of the last day of the Prior Period who have activated a payment method for our in-airport CLEAR Plus service, including their registered family plan Members. Bookings received from a third party as part of a partnership agreement are excluded from both periods. Active CLEAR Plus Members, including those on a free or discounted plan, or who receive a full statement credit, only impact Annual CLEAR Plus Gross Dollar Retention to the extent that they are paying anything out-of-pocket on behalf of themselves or a registered family plan Member. Management views this metric to be reflective of our business objective of optimizing revenue.

	As of December 31,
	2024	2023	Change
Annual CLEAR Plus Gross Dollar Retention	88.5%	89.3%	(0.9%)
Annual CLEAR Plus Gross Dollar Retention was 88.5% as of December 31, 2024 and 89.3% as of December 31, 2023, a year-over-year decrease of 90 basis points. The year-over-year change was driven by a decrease in Member retention and a lower number of Family Members added to existing accounts partially offset by price increases.

Annual CLEAR Plus Net Member Retention
We define Annual CLEAR Plus Net Member Retention as one minus the CLEAR Plus net Member churn on a rolling 12 month basis. We define “CLEAR Plus net Member churn” as total cancellations net of winbacks in the trailing 12 month period divided by the average Active CLEAR Plus Members as of the beginning of each month within the same 12 month period. Winbacks are defined as reactivated Members who have been cancelled for at least 60 days. Management historically viewed this metric as an important tool to analyze the level of engagement of our Member base.

	As of December 31,
	2024	2023	Change
Annual CLEAR Plus Net Member Retention	81.4%	86.3%	(4.9%)
Annual CLEAR Plus Net Member Retention was 81.4% as of December 31, 2024 and 86.3% as of December 31, 2023, a year-over-year decrease of 490 basis points. The decrease was primarily driven by a reduction in the winback rate and to a lesser extent from various price increases.

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

	As of December 31,
	2024	2023	Change
Annual CLEAR Plus Member Usage	7.1x	8.1x	(12%)

Annual Usage was 7.1x as of December 31, 2024 and 8.1x as of as of December 31, 2023, which represented a 12% decrease. The decrease was driven by both lower utilization for newer Members and decreased in utilization for existing Members.

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

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted for income taxes, interest income, net, depreciation and amortization, impairment and losses on asset disposals, equity-based compensation expense, mark to market of warrant liabilities, net other income (expense) excluding sublease rental income, acquisition-related costs and changes in fair value of contingent consideration. Adjusted EBITDA is an important financial measure used by management and our board of directors (“Board”) to evaluate business performance. We believe Adjusted EBITDA assists investors in evaluating the performance of the Company’s core operations by excluding certain items that impact the comparability of results from period to period.

Adjusted Net Income

We define Adjusted Net Income as net income (loss) attributable to Clear Secure, Inc. adjusted for the net income (loss) attributable to non-controlling interests, equity-based compensation expense, amortization of acquired intangible assets, acquisition-related costs, changes in fair value of contingent consideration and the income tax effect of these adjustments, using an effective tax rate. We historically believed these adjustments assist investors in evaluating the performance of the Company’s core operations assuming the exchange of all vested and outstanding common units in Alclear. Adjusted Net Income is used in the calculation of Adjusted Net Income per Common Share as defined below.

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

Adjusted Net Income and Adjusted Net Income per Common Share exclude, to the extent applicable, the tax effected impact of non-cash expenses and other items that are not directly related to our core operations. These items are excluded because they are connected to the Company’s long term growth plan and not intended to increase short term revenue in a specific period. Historically, we believed these adjustments assist investors in evaluating the performance of the Company’s core operations assuming the exchange of all vested and outstanding common units in Alclear. Further, to the extent that other companies use similar methods in calculating non-GAAP measures, the provision of supplemental non-GAAP information can allow for a comparison of the Company’s relative performance against other companies that also report non-GAAP operating results.

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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net income (Loss) to Adjusted EBITDA

	For the year ended December 31,
(In thousands)	2024	2023	2022
Net income (loss)	225,274	$49,888	$(115,436)
Income tax expense (benefit)	(158,647)	724	(2,062)
Interest income, net	(32,509)	(29,013)	(6,586)
Other (expense) income, net	90,850	107	(4,850)
Depreciation and amortization	26,480	21,649	18,792
Impairment on assets	723	4,975	1,851
Equity-based compensation expense	35,339	37,293	138,495
Acquisition related costs	—	457	—
Adjusted EBITDA	$187,510	$86,080	$30,204

Revenue	$770,488	$613,579	$437,434
Net income Margin	29%	8%	(26)%
Adjusted EBITDA Margin	24%	14%	7%
Reconciliation of Net Income (Loss) to Adjusted Net Income

	For the year ended December 31,
(In thousands)	2024	2023	2022
Net income (loss) attributable to Clear Secure,. Inc	$169,676	$28,108	$(65,573)
Reallocation of net income (loss) attributable to non-controlling interests	55,598	21,780	(49,863)
Net income (loss) per above	225,274	49,888	(115,436)
Equity-based compensation expense	35,339	37,293	138,495
Amortization of acquired intangibles	4,604	3,268	3,161
Acquisition-related costs	—	457	—
Income tax effect	(4,815)	(1,610)	(1,604)
Adjusted Net Income	$260,402	$89,296	$24,616

Calculation of Adjusted Weighted-Average Shares Outstanding

	As of December 31,
	2024	2023
Weighted-average number of shares outstanding, basic for Class A Common Stock	93,010,960	89,695,439
Adjustments
Assumed weighted-average conversion of issued and outstanding Class B Common Stock	884,283	907,234
Assumed weighted-average conversion of issued and outstanding Class C Common Stock	23,753,535	35,586,829
Assumed weighted-average conversion of issued and outstanding Class D Common Stock	25,544,999	25,796,690
Adjusted Weighted-Average Number of Shares Outstanding, Basic	143,193,777	151,986,192
Weighted-average impact of unvested RSAs	—	37,861
Weighted-average impact of unvested RSUs	1,307,363	955,661
Weighted-average impact of unvested performance based RSUs	9,504	20,850
Total incremental shares	1,316,867	1,014,372
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	144,510,644	153,000,564

Calculation of Adjusted Net Income per Common Share, Basic

	For the year ended December 31,
	2024	2023
Adjusted Net Income in thousands	$260,402	$89,296
Adjusted Weighted-Average Number of Shares Outstanding, Basic	143,193,777	151,986,192
Adjusted Net Income per Common Share, Basic	$1.82	$0.59

Calculation of Adjusted Net Income per Common Share, Diluted

	For the year ended December 31,
	2024	2023
Adjusted Net Income in thousands	$260,402	$89,296
Adjusted Weighted-Average Number of Shares Outstanding, Diluted	144,510,644	153,000,564
Adjusted Net Income per Common Share, Diluted	$1.80	$0.58

Summary of Adjusted Net Income per Common Share:

	For the year ended December 31,
	2024	2023
Adjusted Net Income per Common Share, Basic	$1.82	$0.59
Adjusted Net Income per Common Share, Diluted	$1.80	$0.58
Reconciliation of Net cash provided by operating activities to Free Cash Flow

	For the year ended December 31,
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$295,677	$225,033	$168,310
Purchases of property and equipment	(12,009)	(25,555)	$(31,362)
Free Cash Flow	$283,668	$199,478	$136,948
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

The Company generates additional revenue from TSA PreCheck® Enrollment Provided by CLEAR. The Company offers both online and in person enrollments and renewals across multiple locations, and plans to continue to launch additional locations on a rolling basis, subject to TSA approval. The Company recognizes the revenue from these services net of fees remitted to TSA and the Federal Bureau of Investigation within the Company’s consolidated statements of operations. The Company recognizes these revenues on a per transaction basis upon completion of each enrollment or renewal.

The Company also generates revenue in relation to CLEAR1. While contract structure may vary by use case, these deals are typically multi-year agreements that drive revenue through transaction fees (charged per use or per user) in addition to an annual platform fee. In addition, they may also include one-time implementation fees, licensing fees or incremental transaction fees. Revenues from our partners, and the percentage of our total revenue from these partners, have historically been immaterial. Although platform Members may not contribute directly to our revenues, they are valuable to our platform as they indirectly contribute revenues and drive new partners to CLEAR.

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
Other (expense) income, net
Other income (expense), net consists of certain non-recurring non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner and the establishment of the tax receivable agreement liability for exchanges of Alclear units which occurred when the related deferred tax assets required a valuation allowance.
Provision (benefit) for income taxes
The Company is the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including the Company, based on ownership interest. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico.
Summary and discussion of the years ended December 31, 2024, 2023 and 2022 (in millions):

	Years ended December 31,
	2024	2023	2022
Revenue	$770.5	$613.6	$437.4
Operating expenses:
Cost of revenue share fee	$108.1	$88.6	$56.3
Cost of direct salaries and benefits	$173.0	$142.8	$104.8
Research and development	$73.4	$74.4	$66.8
Sales and marketing	$48.8	$43.5	$41.7
General and administrative	$217.5	$222.4	$278.1
Depreciation and amortization	$26.5	$21.6	$18.8
Operating income (loss)	$123.2	$20.1	$(129.1)
Other income (expense)
Interest income, net	$32.5	$29.0	$6.6
Other (expense) income, net	$(89.1)	$1.5	$5.0
Income (loss) before tax	$66.6	$50.6	$(117.5)
Income tax benefit (expense)	$158.6	$(0.7)	$2.1
Net income (loss)	$225.3	$49.9	$(115.4)

Revenue

	Years ended December 31,
	2024	2023	$ Change	% Change
Revenue	$770.5	$613.6	$156.9	26%
Revenue increased by $156.9 million, or 26%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily due to 9% increase in the number of Active CLEAR Plus Members as of December 31, 2024 compared to December 31, 2023 and increases to the price of a CLEAR Plus membership compared to the price as of December 31, 2023. Approximately 28% and 30% of paying Active CLEAR Plus Members were on a family plan as of December 31, 2024 and 2023, respectively.
Cost of revenue share fee

	Years ended December 31,
	2024	2023	$ Change	% Change
Cost of revenue share fee	$108.1	$88.6	$19.5	22%

Cost of revenue share fee increased by $19.5 million, or 22%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was driven primarily by an increase of $9.6 million, or a 39% increase, in fixed airport fees and $9.9 million, or a 15% increase, in Member fees. COVID-related concessions reduced Cost of revenue share fee by $2.3 million and $2.5 million in the years ended December 31, 2024 and 2023, respectively.
Cost of direct salaries and benefits

	Years ended December 31,
	2024	2023	$ Change	% Change
Cost of direct salaries and benefits	$173.0	$142.8	$30.2	21%
Cost of direct salaries and benefits expenses increased by $30.2 million, or 21%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily due to increased employee compensation costs of $28.6 million caused by wage increases and higher average employee count.

Research and development

	Years ended December 31,
	2024	2023	$ Change	% Change
Research and development	$73.4	$74.4	$(1.0)	(1)%
Research and development expenses decreased by $1.0 million, or 1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily due to a $1.7 million decrease in non-cash impairment of certain assets, partially offset by a $1.0 million increase in technology costs.

Sales and marketing

	Years ended December 31,
	2024	2023	$ Change	% Change
Sales and marketing	$48.8	$43.5	$5.3	12%
Sales and marketing expenses increased by $5.3 million, or 12%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily driven by a $9.6 million increase in discretionary marketing expense, partially offset by a $4.1 million decrease in Ambassador commission expense resulting from changes to our compensation structure.
General and administrative

	Years ended December 31,
	2024	2023	$ Change	% Change
General and administrative	$217.5	$222.4	$(4.9)	(2)%
General and administrative expenses decreased by $4.9 million, or 2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was driven primarily by decreases of $12.3 million in employee compensation cost due to lower Founder PSU expenses along with $4.4 million in professional fees. Additionally in 2023, there was a $1.5 million lease impairment and a $1.0 million write-off of certain assets that did not reoccur in the current period. The decreases were partially offset by a $7.4 million increase in technology costs and $7.4 million of increased credit card fees due to higher Total Bookings during the period.
Other income (expense)

	Years ended December 31,
	2024	2023	$ Change	% Change
Interest income, net	$32.5	$29.0	$3.5	12%

Interest income, net increased by $3.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily driven by higher interest rates.

	Years ended December 31,
	2024	2023	$ Change	% Change
Other (expense) income, net	$(89.1)	$1.5	$(90.6)	(6,197)%
Other (expense) income, net decreased by $90.6 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily due to establishing the TRA liability of $90.8 million.

Income tax benefit (expense)

	Years ended December 31,
	2024	2023	$ Change	% Change
Income tax benefit (expense)	$158.6	$(0.7)	$159.3	22,757%

Income tax benefit increased by $159.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily due to the partial release of the valuation allowance and establishment of certain deferred tax assets.

Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of December 31, 2024, we had cash and cash equivalents of $66.9 million and marketable securities of $543 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations and investments that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock, pay cash dividends (and distributions in respect thereof) and distribute to members for tax payments. We plan to finance our operations, future stock repurchases, cash dividends, and distributions (to the extent declared), and capital expenditures largely through cash generated from operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including payment of dividends, potential stock repurchases, and known commitments and contingencies as discussed below. We expect that future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and expanding our operational footprint, and general corporate infrastructure.
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On each of November 8, 2023, March 21, 2024 and August 5, 2024, the Company announced that its Board authorized a $100 million increase to its existing Class A Common Stock share repurchase program, and in February 2025, the Company announced that its Board authorized an additional $200 million increase. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the year ended December 31, 2024, the Company repurchased 13,795,655 shares for $272.9 million. The repurchased shares were retired. As of December 31, 2024 and February 21, 2025, $52.7 million and $232.6 million, remained available under the repurchase authorization.

During the first quarter of 2025, the Company used $20.1 million to repurchase and retire 871,316 shares of Class A Common Stock at an average price of $23.08.
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

On October 31, 2024, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on December 17, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on December 10, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of December 10, 2024, including holders of non-controlling interests in Alclear and the Company.

On February 21, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share and a special cash dividend of $0.27 per share, payable on March 18, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on March 10, 2025 (the “Record Date”). The Company will fund the quarterly dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company. The Company will fund the payment of the special cash dividend with cash held by the Company following its receipt of tax distributions made by Alclear.

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
Credit Agreement
On March 31, 2020, we entered into a credit agreement (as amended, restated or otherwise modified, the “Credit Agreement”) for a three-year $50 million revolving credit facility that expires on March 31, 2023. Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, London Interbank Offered Rate (“LIBOR”) or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into a second amendment to the Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35 million to $50 million.

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

As of December 31, 2024, the Company had a remaining borrowing capacity of $66.4 million, net of standby letters of credit, and had no outstanding debt obligations. Additionally, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 21 within the consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Years Ended December 31,
	2024	2023	2022	$ Change 2024 vs 2023	$ Change 2024 vs 2023
Net cash provided by operating activities	$295.7	$225.0	$168.3	$70.6	31%
Net cash provided by (used in) investing activities	113.8	(15.5)	(359.6)	129.3	(834)%
Net cash used in financing activities	(401.5)	(216.0)	(48.9)	(185.5)	86%
Net increase in cash, cash equivalents, and restricted cash	7.9	(6.5)	(240.2)	14.4	(222)%
Cash, cash equivalents, and restricted cash, beginning of year	—	—	—	N/A	N/A
Net exchange differences on cash, cash equivalents, and restricted cash	62.4	68.9	309.1	(6.5)	(9)%
Cash, cash equivalents, and restricted cash, end of period	$70.3	$62.4	$68.9	$7.9	13%

Cash flows from operating activities
For the year ended December 31, 2024, net cash provided by operating activities was $295.7 million compared to $225.0 million for the year ended December 31, 2023, an increase of $70.6 million. This change was due to a year-over-year increase in net income of $175.4 million and favorable changes to working capital of $55.2 million, driven by the establishment of the tax receivable agreement liability, and offset by a decrease to non-cash adjustments to net income of $159.9 million driven by the release of the portion of the valuation allowance for deferred tax assets and current year tax benefits recorded, .
Cash flows from investing activities
For the year ended December 31, 2024, net cash provided by investing activities was $113.8 million compared to net cash used in investing activities of $15.5 million for the year ended December 31, 2023, an increase of $129.3 million. The change was primarily due to an increase in the net sales of marketable securities of $106.7 million, a decrease in the purchase of a strategic investment of $5.0 million, decrease in business combinations of $3.8 million, and a decrease in capital expenditures of $13.5 million.
Cash flows from financing activities
For the year ended December 31, 2024, net cash used in financing activities was $401.5 million compared to $216.0 million for the year ended December 31, 2023, an increase of $185.5 million. The change was due to increases in the amounts used to repurchase Class A Common Stock of $203.3 million, deferred consideration payments related to prior period acquisition of $1.3 million, and $2.2 million in payments of taxes on net settled stock-based awards offset by decreases in payments of special and regular dividends of $14.3 million and distributions to members of $6.5 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of December 31, 2024, we had future minimum payments of $192.3 million, with $15.0 million due within 12 months. See Note 8 within the consolidated financial statements for information related to our lease obligations.

We enter into agreements with airports for access to floor and office space. As of December 31, 2024, we had future minimum payments of $67.3 million. See Note 18 within the consolidated financial statements.
The Company has commitments for future marketing expenditures to sports stadiums of $3.5 million as of December 31, 2024.

As of December 31, 2024, the Company is subject to certain minimum spend commitments of approximately $13.6 million over the next three years under service arrangements.

Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission ("SEC") has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant factors considered by us in estimating the probability of the realization of deferred tax assets include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which we operate. A valuation allowance is provided when we determine that it is “more likely than not” that a portion of a deferred tax asset will not be realized. Our deferred tax positions may change if our estimates regarding future realization of deferred tax assets were to change.

A minimum probability threshold for a tax position must be met before a financial statement benefit is recognized. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The tax benefits ultimately realized by us may differ from those recognized in our financial statements based on a number of factors, including our decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and our success in supporting its filing positions with taxing authorities.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheet.

Tax Receivable Agreement

The Company entered into a TRA which generally provides for payment by the Company to the remaining members of Alclear, the “TRA Holders,” of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. As of December 31, 2024, the Company has recognized the deferred tax asset of $231.7 million for the step-up in tax basis, as the asset is more-likely-than-not to be realized. Additionally, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable liability of $196.8 million.

Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions with respect to the fair value of identifiable assets and liabilities acquired in a business combination, especially with respect to intangible assets.

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

Interest Rate Risk

We had cash and cash equivalents of $66.9 million as of December 31, 2024. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of December 31, 2024, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $543 million as of December 31, 2024. This amount was invested primarily in government securities, money market funds, commercial paper, corporate notes and bonds. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $3.4 million that would be recognized in accumulated other comprehensive loss within the consolidated balance sheets.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business are transacted in the U.S. dollar, foreign currency translation risk was insignificant for the year ended December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Secure, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clear Secure, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Accrued partnership liabilities

Description of the Matter	As described in Notes 2 and 12 to the consolidated financial statements, the Company offers beneficial pricing to its members through several channels including credit card partnerships. Membership subscription revenue is reduced by the Company’s estimate of its obligation to fund a portion of credit card benefits issued to members through a partnership with one credit card at the end of the respective contract year. The obligation varies based on the number of members enrolled each contract year. Included in accrued partnership liabilities of approximately $124.0 million is the estimated amount due for the Company funded portion of the credit card benefits for one credit card partner as of December 31, 2024.

Auditing management’s estimate of the accrued partnership liabilities and the related reduction to membership subscription revenue was complex and required significant judgment due to the level of uncertainty in one of the assumptions used by management. In particular, management was required to forecast the volume of membership enrollments through this credit card partner for the remaining contract year in order to estimate the Company’s obligation under the arrangement as of December 31, 2024. Changes in this estimate can have a significant impact on the amount of revenue recognized and the related liabilities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the estimated accrued partnership liabilities and the related reduction to membership subscription revenue. This included testing controls over management’s review of the significant assumption described above.

To test the Company’s estimate of the accrued partnership liabilities and the related reduction to membership subscription revenue, our audit procedures included, among others, evaluating the methodology, testing the significant assumption and testing the completeness and accuracy of the underlying data used by management in its analyses. This included reviewing the terms of the partnership agreement, confirmation of actual enrollment credits data with the credit card partner for the contract period through December 31, 2024 and testing management's estimate of future membership enrollments for the remaining contract period by comparing the enrollment assumption used by management to historical trends, assessing the historical accuracy of management’s estimate and performing sensitivity analyses to evaluate the changes in membership subscription revenue and the accrued partnership liabilities that would result from changes in the significant assumption.

Measurement of the valuation allowance against deferred tax assets

Description of the Matter	As discussed in Notes 2 and 17 of the consolidated financial statements, a valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent and forecasted results of operations. During 2024, the Company determined that forecasted future U.S. taxable income was sufficient to conclude that it is more likely than not that a portion of its deferred tax assets will be fully realized prior to their expiration. As of December 31, 2024, the Company had a deferred tax asset balance for U.S. income taxes of $331.3 million, for which a valuation allowance of $54.5 million was retained.

Auditing management’s analysis of the realizability of these U.S. deferred tax assets is highly judgmental because it requires the evaluation of positive and negative evidence to support the position that the Company will generate sufficient future U.S. taxable income to realize the deferred tax assets as tax deductions on future income tax returns. The Company’s forecasted financial information, which is inherently subjective, is a significant component of management’s analysis.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s evaluation of deferred tax asset realizability. In addition, we obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s financial forecasting process. Such controls include management’s review of forecasted pre-tax income.

In our testing of management’s assessment and conclusion of deferred tax asset realizability as described above, we performed audit procedures that included, among others, (i) testing the scheduled reversal of deferred taxes and (ii) testing and evaluating management’s forecasted financial information. In order to test management’s financial forecasts, we assessed the historical accuracy of management’s forecasts and the Company’s history of growth and profitability over the prior three years. In addition, we performed sensitivity analyses to evaluate the impact of changes in assumptions to future taxable income and ultimately, the realizability of deferred tax assets.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.

New York, New York
February 26, 2025

CLEAR SECURE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$66,892	$57,900
Marketable securities	542,605	665,197
Accounts receivable	511	526
Prepaid revenue share fee	24,652	24,402
Prepaid expenses and other current assets	27,558	22,009
Total current assets	662,218	770,034
Property and equipment, net	56,869	62,611
Right of use asset, net	108,885	115,874
Intangible assets, net	15,300	20,825
Goodwill	62,757	62,757
Restricted cash	3,456	4,501
Other assets	285,447	8,407
Total assets	$1,194,932	$1,045,009

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,020	$11,781
Accrued liabilities	185,281	164,015
Deferred revenue	439,753	376,253
Total current liabilities	643,054	552,049
Other long term liabilities	313,938	123,736
Total liabilities	956,992	675,785
Commitments and contingencies (Note 18)
Class A Common Stock, $0.00001 par value—1,000,000,000 shares authorized; 96,794,826 and 91,786,941 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	1	1
Class B Common Stock, $0.00001 par value—100,000,000 shares authorized; 677,234 and 907,234 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	—	—
Class C Common Stock, $0.00001 par value—200,000,000 shares authorized; 15,287,620 and 32,234,914 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class D Common Stock, $0.00001 par value—100,000,000 shares authorized; 24,896,690 and 25,796,690 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Accumulated other comprehensive income	343	2,050
Treasury stock at cost, 0 shares as of December 31, 2024 and 2023, respectively	—	—
Retained earnings (accumulated deficit)	83,778	(73,714)
Additional paid-in capital	114,231	304,992
Total stockholders’ equity attributable to Clear Secure, Inc.	198,353	233,329
Non-controlling interest	39,587	135,895
Total stockholders’ equity	237,940	369,224
Total liabilities and stockholders’ equity	$1,194,932	$1,045,009
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2024	2023	2022
Revenue	$770,488	$613,579	$437,434

Operating expenses:
Cost of revenue share fee	108,117	88,647	56,267
Cost of direct salaries and benefits	173,033	142,820	104,787
Research and development	73,352	74,444	66,799
Sales and marketing	48,809	43,525	41,679
General and administrative	217,506	222,356	278,174
Depreciation and amortization	26,480	21,649	18,792
Operating income (loss)	123,191	20,138	(129,064)

Other income (expense)
Interest income, net	32,509	29,013	6,586
Other (expense) income, net	(89,073)	1,461	4,980
Income (loss) before tax	66,627	50,612	(117,498)
Income tax benefit (expense)	158,647	(724)	2,062
Net income (loss)	225,274	49,888	(115,436)
Less: net income (loss) attributable to non-controlling interests	55,598	21,780	(49,863)
Net income (loss) attributable to Clear Secure, Inc.	$169,676	$28,108	$(65,573)

Net income (loss) per share of Class A and B Common Stock (Note 16)
Net income (loss) per common share basic, Class A	$1.81	$0.31	$(0.80)
Net income (loss) per common share basic, Class B	$1.81	$0.31	$(0.80)
Net income (loss) per common share diluted, Class A	$1.56	$0.31	$(0.80)
Net income (loss) per common share diluted, Class B	$1.56	$0.31	$(0.80)
Weighted-average shares of Class A Common Stock outstanding, basic	93,010,960	89,695,439	81,117,184
Weighted-average shares of Class B Common Stock outstanding, basic	884,283	907,234	1,007,686
Weighted-average shares of Class A Common Stock outstanding, diluted	118,081,362	90,709,811	81,117,184
Weighted-average shares of Class B Common Stock outstanding, diluted	26,429,282	907,234	1,007,686
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the year ended December 31,
	2024	2023	2022
Net income (loss)	$225,274	$49,888	$(115,436)
Other comprehensive income (loss)
Currency translation	28	(20)	(84)
Unrealized gain (loss) on fair value of marketable securities	(2,805)	5,961	(2,586)
Total other comprehensive income (loss)	(2,777)	5,941	(2,670)
Comprehensive income (loss)	222,497	55,829	(118,106)
Less: comprehensive income (loss) attributable to non-controlling interests	54,528	24,142	(51,107)
Comprehensive income (loss) attributable to Clear Secure, Inc.	$167,969	$31,687	$(66,999)
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Class A		Class B		Class C		Class D			Accumulated Other Comprehensive Income	Treasury Stock		Retained earnings	Total Equity Attributable to Clear Secure Inc.	Non-Controlling Interest	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital		Number of Shares	Amount
Balance, January 1, 2024	91,786,941	$1	907,234	$—	32,234,914	$—	25,796,690	$—	$304,992	$2,050	—	$—	$(73,714)	$233,329	$135,895	$369,224
Net income	—	—	—	—	—	—	—	—	—	—	—	—	169,676	169,676	55,598	225,274
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,707)	—	—	—	(1,707)	(1,070)	(2,777)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	23,349	—	—	—	—	23,349	12,738	36,087
Net share settlements of stock-based awards	726,246	—	—	—	—	—	—	—	(4,151)	—	—	—	—	(4,151)	(4,883)	(9,034)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,138)	(25,138)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,494)	(17,494)
Exchange of shares	18,077,294	—	(230,000)	—	(16,947,294)	—	(900,000)	—	51,718	—	—	—	—	51,718	(51,718)	—
Special dividends	—	—	—	—	—	—	—	—	(28,828)	—	—	—	—	(28,828)	—	(28,828)
Dividends	—	—	—	—	—	—	—	—	(27,218)	—	—	—	(12,184)	(39,402)	—	(39,402)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	2,948	—	—	—	—	2,948	—	2,948
Repurchase and retirement of Class A Common Stock	(13,795,655)	—	—	—	—	—	—	—	(208,579)	—	—	—	—	(208,579)	(64,341)	(272,920)
Balance, December 31, 2024	96,794,826	$1	677,234	$—	15,287,620	$—	24,896,690	$—	$114,231	$343	—	$—	$83,778	$198,353	$39,587	$237,940

See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
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
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
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
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$225,274	$49,888	$(115,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation on property and equipment	21,749	18,215	15,524
Amortization on intangible assets	4,731	3,434	3,268
Noncash lease expense	6,607	6,468	3,769
Impairment of assets	723	4,975	3,068
Equity-based compensation	35,339	37,293	138,495
Deferred income tax expense (benefit)	(165,773)	(722)	(2,471)
Amortization of revolver loan costs	202	339	440
Premium amortization (discount accretion) on marketable securities	(7,319)	(13,804)	(2,958)
Changes in operating assets and liabilities:
Accounts receivable	15	643	4,162
Prepaid expenses and other assets	(6,526)	(3,192)	991
Prepaid revenue share fee	(250)	(6,817)	(7,313)
Accounts payable	2,198	4,525	(752)
Accrued and other long term liabilities	120,964	33,714	34,979
Deferred revenue	63,500	92,801	94,889
Operating lease liabilities	(5,757)	(2,727)	(2,345)
Net cash provided by operating activities	295,677	225,033	168,310

Cash flows provided by (used in) investing activities:
Business combinations, net of cash acquired	—	(3,750)	—
Purchases of marketable securities	(971,097)	(952,655)	(1,462,550)
Proceeds from sales and maturities of marketable securities	1,098,201	973,032	1,134,864
Purchase of strategic investment	(1,000)	(6,000)	—
Purchases of property and equipment	(12,009)	(25,555)	(31,362)
Purchases of intangible assets	(318)	(580)	(545)
Net cash provided by (used in) investing activities	113,777	(15,508)	(359,593)

Cash flows used in financing activities:
Repurchase of Class A Common Stock	(272,920)	(69,673)	(4,902)
Payment of dividend	(39,402)	(14,483)	—
Payment of special dividend	(28,828)	(68,038)	(21,843)
Distributions to members	(25,138)	(42,674)	(16,250)
Tax distribution to members	(24,979)	(13,929)	(171)
Deferred consideration payment	(1,246)	—	—
Payment of taxes on net settled stock-based awards	(9,034)	(6,814)	(5,411)
Other financing activities	—	(396)	(297)
Net cash used in financing activities	(401,547)	(216,007)	(48,874)

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,907	(6,482)	(240,157)
Cash, cash equivalents, and restricted cash, beginning of period	62,401	68,884	309,126
Exchange rate effect on cash and cash equivalents, and restricted cash	40	(1)	(85)
Cash, cash equivalents, and restricted cash, end of period	$70,348	$62,401	$68,884
See notes to consolidated financial statements

	For the year ended December 31,
	2024	2023	2022
Cash and cash equivalents	$66,892	$57,900	$38,939
Restricted cash	3,456	4,501	29,945
Total cash, cash equivalents, and restricted cash	$70,348	$62,401	$68,884
See notes to consolidated financial statements

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for per share data, unless otherwise noted)

1. Description of Business and Recent Accounting Developments
Description and Organization

Clear Secure, Inc. (the “Company” and together with its consolidated subsidiaries, “CLEAR,” “we,” “us,” “our”) is a holding company and its principal asset is the controlling equity interest in Alclear Holdings, LLC (“Alclear”). In connection with the Company’s reorganization (the “Reorganization”) completed prior to its initial public offering (“IPO”), Alclear was formed as a Delaware limited liability company on January 21, 2010 and operates under the terms of the Second Amended and Restated Operating Agreement dated June 7, 2023 (the “Operating Agreement”). As the sole managing member of Alclear, the Company operates and controls all of the business and affairs of Alclear, and through Alclear and its subsidiaries, conducts the Company’s business.

The Company operates a secure identity network under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR Plus, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 59 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 55 airports and 36 retail locations (as of the date of this filing), which offers consumers increased choice in how and where to sign up for this popular trusted traveler program; our free flagship CLEAR app, which offers consumer products like Home-to-Gate, a feature to help travelers plan and time their trip to the airport; CLEAR Mobile at 4 domestic airports (as of the date of this filing), which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR Plus Members and available to all travelers by purchasing a day pass—valid for 24 hours; Ambassador Assist, our curb-to-gate service where our Ambassadors guide Members through the airport; CLEAR Perks, our suite of benefits to help CLEAR Plus Members win every step of their travel journey; and CLEAR1 (formerly CLEAR Verified), our B2B offering, which enables our partners to leverage our digital identity technology and embedded Member base to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with U.S. GAAP. Intercompany transactions and balances are eliminated upon consolidation. The Company is managed and organized by major functional departments that operate on a consolidated basis. The Company has one operating and reportable segment. See Note 22 for more information.
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
Foreign currency
Items included in the financial statements of each of the Company’s consolidated entities are measured using the currency of the primary economic environment in which the entity operates. The consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.

Transactions in currencies other than the Company’s functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation of monetary assets and liabilities denominated in foreign currencies at period-end exchange rates are recognized in other income (expense), net within the consolidated statement of operations.

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
Concentration of credit risk
Financial instruments that are exposed to concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts held in excess of federal insurance limits. Exposure to credit risk is reduced by placing such deposits or other temporary investments with high credit quality financial institutions. As of December 31, 2024 and 2023, the Company held cash balances in excess of insured limits.

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
Cost of direct salaries and benefits
Cost of direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field Ambassadors and field managers directly assisting Members, their corresponding travel related costs and expenses under arrangements related to the use of certain space at airports. Employee-related costs recorded in direct salaries and benefits consist of salaries, taxes, benefits, and equity-based compensation.
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
Other income (expense), net
Other income (expense), net consists of certain non-recurring non-operating items including income recognized in relation to a minimum annual guarantee paid to us by a marketing partner and the establishment of the tax receivable agreement liability for exchanges of partnership units which occurred when the related deferred tax assets required a valuation allowance. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a minimum annual guarantee paid of approximately none, none, and $7,100, respectively.

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $22,243, $12,907, and $10,903, respectively, of advertising costs.

Cash and cash equivalents
The Company defines cash equivalents as all highly liquid investments purchased with original maturities of three months or less when purchased. Cash and cash equivalents consist primarily of short-term treasury bills. Cash and cash equivalents as of December 31, 2024 and 2023 was $66,892 and $57,900, respectively, and includes amounts due from third party institutions which generally settle within three business days, of $9,510 and $10,243 as of December 31, 2024 and 2023, respectively.
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
Accounts receivable
The Company records trade accounts receivable at the invoiced amount and they do not bear interest. The Company has a policy to review outstanding receivables on a periodic basis for collectability and does not maintain an allowance for credit losses as of December 31, 2024 and 2023.

The Company monitors and records any expected credit losses under ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) within general and administrative within the consolidated financial statements. The Company recorded no losses for the years ended December 31, 2024 and 2023.
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

Leases
The Company has entered into agreements to lease certain office spaces. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three years or terminate. These optional periods have not been considered in the determination of the ROU assets or lease liabilities as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it only has operating leases. The lease terms are between 1 and 16 years.

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
Income taxes
The Company is taxed as a corporation of U.S. federal and state income tax purposes. The Company’s consolidated subsidiary, Alclear, is taxed as a partnership for U.S. federal and state income tax purposes. The provision for income taxes primarily consists of U.S. federal, state and local income taxes on our share of allocable income of Alclear, as well as state and local jurisdictions where partnerships (i.e., flow through entities) are taxable.
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
Common and treasury stock
The Company has four classes of issued and outstanding Common Stock, each measured at a par value of $0.00001. Amounts received by the Company in excess of the par value are recorded within additional-paid in capital. The Company has and will issue shares of its Common Stock as a result of exchanges and vesting of restricted stock units (“RSUs”).

Historically, the Company's treasury stock consisted of forfeited restricted stock awards (“RSAs”) that are legally issued shares held by the Company, and is recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Board. As of December 31, 2023, there were no Restricted Stock Awards outstanding and the Company no longer issues RSAs. Treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.
Investments in Equity Securities

In accordance with ASC 321 "Investments—Equity Securities,” investments in equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains, losses and impairments on investments in equity securities are recognized within other income (expense), net within the consolidated statements of operations. The Company regularly reviews its investments in equity securities not accounted for using the equity method or at fair value for impairment based on a qualitative assessment of a variety of factors. If an equity security is impaired, an impairment loss is recognized in the consolidated statements of operations equal to the difference between the fair value of the investment and its carrying amount. During the years ended

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
December 31, 2024, 2023 and 2022, the Company recognized no impairment charges on its investments in equity securities.

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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Recently Adopted Accounting Pronouncements
Segment Reporting
As of December 15, 2024, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. There was no significant impact within the consolidated financial statements as a result of this adoption. See Note 22 for more information.
Other Recent Accounting Pronouncements Adopted and New Standards and Interpretations Not Yet Effective
Other than the items discussed above, there are no standards issued by the FASB and adopted by the Company during 2024 that had a material impact on the Company’s consolidated financial statements. Additionally, other than disclosed below, there are no standards that are not yet effective that are applicable to the Company’s consolidated financial statements.
ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)

On December 14, 2023, the FASB issued ASU 2023-09, which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. The Company did not early adopt this standard and does not anticipate a material impact of this standard on its consolidated financial statements.
ASU No 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”)

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, in response to longstanding requests from investors for more information about an entity’s expenses. The new guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is first effective for calendar year-end public business entities in their 2027 annual financial statements and 2028 interim financial statements. Companies can adopt the guidance on either a prospective or retrospective basis. Early adoption is permitted. The Company did not early adopt this standard and does not anticipate a material impact of this standard on its consolidated financial statements.
3. Business Combinations

2023 Acquisition

On September 5, 2023, CLEAR acquired certain assets of Sora ID, Inc., a one-click know your customer (“KYC”) solution which provides technology that is KYC compliant, and is transferable across financial institutions – creating a unique, reusable verification product.

The fair value of the purchase consideration was $5,250 including deferred consideration of $1,500, of which $1,246 was paid during the year ended December 31, 2024 with a remaining $254 payable 30 months after closing. The acquisition was accounted for as a business combination. Of the total purchase consideration, $3,950 was recorded as goodwill and $1,300 as acquired intangible assets on the consolidated balance sheets. The intangible assets acquired relate to customer relationships and developed technology with useful lives of 3 and 5 years, respectively. The Company valued the intangible assets using the multi-period excess earnings method and the relief from royalty method, both under the income approach. The goodwill recognized was deductible for tax purposes.

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

The retention bonuses consisted of (i) cash payments which were made monthly for the six months following the closing date, and (ii) RSUs that vest in various tranches on June 30, 2024 and December 31, 2024, 2025 and 2026. As of December 31, 2024, $650 of the retention bonuses remain unvested. Post-combination remuneration consists of two equal tranches of RSUs that will vest upon the achievement of specified operating metrics during the twelve month periods ended December 31, 2024 and December 31, 2025, respectively. As of December 31, 2024, $3,000 of the post-combination remuneration remained unvested. The Company has recorded $208 in compensation expense related to the post-combination remuneration for the year ended December 31, 2024. The remaining compensation expenses will be recognized within general and administrative expenses.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR Plus. For the years ended December 31, 2024, 2023 and 2022, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the years ended December 31, 2024, 2023 and 2022, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from Members for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as follows:

	For the year ended December 31,
	2024	2023	2022
Balance as of January 1	$376,253	$283,452	$188,563
Deferral of revenue	$820,250	704,472	532,323
Recognition of deferred revenue	(756,750)	(611,671)	(437,434)
Balance as of December 31	$439,753	$376,253	$283,452

The Company has obligations for refunds and other similar items of $3,743 and $3,727 as of December 31, 2024 and 2023, respectively, recorded within accrued liabilities.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $371,576, $281,786 and $188,009, respectively, of revenue which was included in the opening deferred revenue balances.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2024 and 2023 consist of the following:

	As of December 31,
	2024	2023
Prepaid software licenses	$12,002	$10,306
Coronavirus aid, relief, and economic security act retention credit	—	1,002
Prepaid insurance costs	2,443	1,946
Other current assets	13,113	8,755
Total	$27,558	$22,009
The Coronavirus Aid, Relief, and Economic Security Act is intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, employment related costs. As of March 31, 2024, the Company no longer expects to receive the remainder of the balance in the next twelve months. As such, the Company reclassified this balance to Other assets. Refer to Note 11 for the reclassed balance.
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

The contractual maturities of investments classified as marketable securities are as follows as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Due within 1 year	$365,655	$439,155
Due within 2 years	176,950	226,042
Total marketable securities	$542,605	$665,197
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$—	$—	$—	$—	2
U.S. Treasuries	188,974	99	(108)	188,965	1
Corporate bonds	299,637	571	(333)	299,875	2
Money market funds measured at NAV (a)	53,765	—	—	53,765	N/A
Total marketable securities	$542,376	$670	$(441)	$542,605

	For the Year Ended December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$42,903	$16	$(24)	$42,895	2
U.S. Treasuries	324,274	2,896	(257)	326,913	1
Corporate bonds	294,540	969	(564)	294,945	2
Money market funds measured at NAV (a)	444	—	—	444	N/A
Total marketable securities	$662,161	$3,881	$(845)	$665,197
(a)Money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the consolidated balance sheets.
Of the total marketable securities held at fair value as of December 31, 2024, $9,804 was in a continuous unrealized loss for 12 months or longer. The Company had no continuous unrealized loss position from marketable securities as of December 31, 2024 or December 31, 2023 that was as a result of a credit deterioration. For the periods presented the Company does not intend to or will be required to sell these securities before recovery of their amortized cost bases.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
7. Property and Equipment, net
Property and equipment as of December 31, 2024 and 2023 consist of the following:

	Depreciation Period in Years	As of December 31,
		2024	2023
Internally developed software	3-5	$68,532	$62,306
Acquired software	3	6,441	6,539
Equipment	5	42,419	33,624
Leasehold improvements	1-15	8,120	9,113
Furniture and fixtures	5	13,991	12,709
Construction in progress		8,755	8,672
Total property and equipment, cost		148,258	132,963
Less: accumulated depreciation		(91,389)	(70,352)
Property and equipment, net		$56,869	$62,611
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was approximately $21,749, $18,215 and $15,524 respectively.
During the years ended December 31, 2024, 2023 and 2022, $6,227, $8,517, and $13,000 was capitalized in connection with internally developed software inclusive of $748, $1,424, and none of equity-based compensation, respectively. Amortization expense on internally developed software was $13,122, $8,307 and $7,676 for the years ended December 31, 2024, 2023 and 2022 respectively.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of December 31, 2024 were $4,792 and $1, respectively and $648 and $173 as of December 31, 2023, respectively.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized impairment charges of $723, $3,469, and $2,047 on property and equipment. During the year ended December 31, 2024, these charges related to early termination of a lease and subsequent impairment to primarily leasehold improvements and other fixed assets. See Note 8 for more information. During the year ended December 31, 2023, these charges related to capitalized software and hardware for which the Company discontinued product development.
8. Leases
Below is a reconciliation of the amounts reported on the consolidated balance sheets with respect to the Company’s operating leases:

December 31, 2024
2025	$14,975
2026	14,561
2027	14,674
2028	15,430
2029	15,698
Thereafter	117,006
Total future operating lease payments	192,344
Less: imputed interest	(71,089)
Total present value of lease payments	121,255
Lease liabilities, current (See Note 12)	6,159
Lease liabilities, non-current (See Note 12)	115,096
Total lease liabilities	$121,255

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

Additionally, during years ended December 31, 2024, 2023 and 2022, the Company recorded none, $1,506, and $1,021, respectively, of impairment to its right of use assets within general and administrative in the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $1,776, $1,557 and $130, respectively, of sublease income within other income (expense), net within the consolidated statements of operations. See Note 7 for further impact on the Company’s consolidated financial statements as a result of aforementioned transactions.
As of December 31, 2024, the weighted-average incremental borrowing rate was 7.63%. Additionally, the weighted-average remaining lease term as of December 31, 2024 was 12.33 years.

Total operating lease expense recognized on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 was $15,805, $16,021, and $6,306, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024 and 2023 was $14,953 and $12,322, respectively.
9. Intangible Assets, net

See below for Intangible assets, net as of December 31, 2024 and 2023:

	Weighted Average Useful Life in Years	As of December 31,
		2024	2023
Patents	20	$2,518	$3,312
Acquired intangibles - technology	3	5,130	5,130
Acquired intangibles - customer relationships	6.4	18,370	18,370
Acquired intangibles - brand names	3.4	500	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		26,828	27,622
Less: accumulated amortization		(11,528)	(6,797)
Intangible assets, net		$15,300	$20,825

Amortization expense of intangible assets was $4,731, $3,434 and $3,268 for the years ended December 31, 2024, 2023 and 2022 respectively. The Company did not recognize any impairment charges on intangible assets, net or goodwill for the periods presented.
10. Restricted Cash
As of December 31, 2024 and 2023, the Company maintained bank deposits of $3,456 and $4,501, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements. In April 2023, the Company issued a standby letter of credit under the Credit Agreement (as defined in Note 21) to replace the previously issued cash secured letter of credit of $6,099 in relation to the corporate headquarters lease agreement and reduced the restricted cash balance related to this lease agreement to none.
11. Other Assets
Other assets as of December 31, 2024 and 2023 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	As of December 31,
	2024	2023
Security deposits	$312	$273
Loan fees	66	198
Certificates of deposit	—	459
Coronavirus aid, relief, and economic security act retention credit	1,002	—
Strategic investment	7,000	6,000
Deferred tax asset (See Note 17)	274,678	—
Other long-term assets	2,389	1,477
Total	$285,447	$8,407
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

During the year ended December 31, 2024, there were no adjustments recorded by the Company in relation to its strategic investment.
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Accrued compensation and benefits	$18,500	$18,690
Accrued partnership liabilities	123,991	96,284
Lease liability	6,159	5,727
Other accrued liabilities	36,631	43,314
Total	$185,281	$164,015
The Company’s accrued partnership liabilities primarily relates to estimated amounts related to a portion of merchant credit card benefits that it expects to fund.
Other long term liabilities consist of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Deferred tax liability	$948	$1,711
Lease liability	$115,096	$121,655
Tax receivable agreement liability - long term (See Note 17)	196,468	—
Other long term liabilities	1,426	370
Total	$313,938	$123,736
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
In January 2022, United Airlines exercised 1,207,932 vested warrants with an intrinsic value of $32,457. In May 2022, the Company extended the term for existing United Airlines warrants that would continue to be exercisable for Class A Common Stock. The Company concluded that the extension was a modification and accounted for these instruments as equity awards under ASC 718. As the performance of the remaining vesting conditions was not probable immediately before and after the date of modification, no amount was recorded related to the modification. Due to the short duration to maturity and the nominal exercise price, the fair value of these warrants approximated the Class A Common Stock share price on the modification date.

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
Based on the probability of vesting, the Company recorded none, $623, and $77,033 or the years ended December 31, 2024, 2023 and 2022 respectively within general and administrative expense in the consolidated statements of operations.
14. Stockholders’ Equity
Common Stock
The Company has and will issue shares of its common stock as a result of transactions in relation to exchanges and vesting of restricted stock units (“RSUs”).

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Treasury Stock
Historically, the Company's treasury stock consisted of forfeited Restricted Stock Awards (“RSAs”) that were legally issued shares held by the Company, and recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors (the “Board”). As of December 31, 2023, there were no RSAs outstanding and the Company no longer issues RSAs. The Company’s treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.
Share Repurchases
During the year ended December 31, 2024, the Company repurchased and retired 13,795,655 shares of its Class A Common Stock for $272,920 at an average price of $19.78. As of December 31, 2024, $52,747 remains available under the repurchase authorization. The Company has elected to account for the repurchase price paid in excess of par value in additional paid in capital within the consolidated financial statements.
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

On March 21, 2024, the Company announced the declaration of a special cash dividend in the amount of $0.32 per share payable on April 8, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on April 1, 2024. The Company funded the payment of the special cash dividend with cash held by the Company following its receipt of a pro rata cash distribution made by Alclear to all of its members, including the Company, together with cash held by the Company following its receipt of tax distributions made by Alclear.

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

On October 31, 2024, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on December 17, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on December 10, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members as of December 10, 2024, including holders of non-controlling interests in Alclear and the Company.

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

Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by the founders and members of Alclear. The following table summarizes the ownership of common units in Alclear as of December 31, 2024:

	Alclear Units	Ownership Percentage
Alclear Units held by Alclear post-reorganization members (other than the Co-Founders and Clear Secure, Inc.)	15,287,620	11.11%
Alclear Units held by the Co-Founders	24,896,690	18.09%
Total	40,184,310	29.20%
The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C Common Stock for Class A Common Stock or Class D Common Stock for Class B Common Stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A Common Stock or B Common Stock and additional paid-in-capital for the Company. Upon the issuance of shares Class A Common Stock or B Common Stock, Alclear issues a proportionate number of Alclear Units in conjunction with the terms of the Reorganization.
During the year ended December 31, 2024, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 18,077,294 shares of Class A Common Stock, including those issued in connection with the conversion of Class B Common Stock.
The non-controlling interest ownership percentage changed from 38.51% as of December 31, 2023 to 29.20% as of December 31, 2024. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of exchanges described above.
15. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A Common Stock as of the date of the Reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of RSUs, RSAs, stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock) as of the last day of the immediately preceding year or a lesser amount approved by our Board or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock). As a result of this provision, in March 2022, the Company filed a Registration Statement on Form S-8 registering the issuance of an additional 5,693,082 shares of Class A Common Stock that are reserved for issuance in respect of awards that may be granted under the 2021 Omnibus Incentive Plan. For fiscal year 2024, the

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Compensation Committee approved no increase in the 2021 Omnibus Incentive Plan, which such increase would have been effective on the first business day of 2024.

Effective July 1, 2022, the Company amended the vesting schedule of existing time-based restricted stock units that cliff-vest after a three-year period to vest ratably over the same three-year period. This amendment did not impact the Company's consolidated statements of operations for the year ended December 31, 2022. The Company withheld taxes in connection with the net settlement of vested RSUs during the years ended years ended December 31, 2024, 2023 and 2022.
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

The following is a summary of activity related to the RSUs associated with compensation arrangements during years ended December 31, 2024:

	RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2024	3,897,957	$24.85
Granted	2,514,041	19.77
Vested	(1,128,819)	28.44
Forfeited	(1,460,102)	22.85
Unvested balance as of December 31, 2024	3,823,077	$21.45

The following is a vesting schedule of the expected vesting period related to the unvested RSUs as of December 31, 2024:

Unvested RSUs
Expected to vest within 1 year	1,565,883
Expected to vest between 1 to 2 years	1,350,028
Expected to vest between 2 to 3 years	907,166
Unvested balance as of December 31, 2024	3,823,077

Below is the compensation expense recognized related to the RSUs:

	For the year ended December 31,
	2024	2023	2022
Cost of direct salaries and benefits	$492	$233	$349
Research and development	11,615	5,968	17,464
Sales and marketing	110	614	565
General and administrative	15,038	10,030	16,536
Total	$27,255	$16,845	$34,914
As of December 31, 2024, estimated unrecognized compensation expense for RSUs that are probable of vesting was $53,794 with such expense expected to be recognized over a weighted-average period of approximately 2.11 years.
Founder PSUs

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
As of December 31, 2024, estimated unrecognized expense for Founder PSUs was $2,016 with such expense expected to be recognized over a weighted-average period of approximately 0.29 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	For the year ended December 31,
	2024	2023	2022
RSAs	$—	$10	$248
RSUs	27,255	16,845	34,914
Founder PSUs	8,084	19,815	26,301
Total	$35,339	$36,670	$61,463

	For the year ended December 31,
	2024	2023	2022
Cost of direct salaries and benefits	$492	$233	$357
Research and development	$11,615	$5,974	$17,570
Sales and marketing	110	614	566
General and administrative	23,122	29,849	42,970
Total	$35,339	$36,670	$61,463

16. Net Income (Loss) per Common Share
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Below is the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31, 2024
	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$168,078	$1,598
Weighted-average number of shares outstanding, basic	93,010,960	884,283
Net income per common share, basic:	$1.81	$1.81
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$168,078	$1,598
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	15,996	39,602
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	184,074	41,200
Weighted-average number of shares outstanding used to calculate net income per common share, basic	93,010,960	884,283
Effect of dilutive shares	25,070,402	25,544,999
Weighted-average number of shares outstanding, diluted	118,081,362	26,429,282
Net income per common share, diluted:	$1.56	$1.56

After evaluating the potential dilutive effect under the treasury method for the year ended December 31, 2024, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be dilutive and thus were included in the computation of diluted earnings per share.

	Year Ended December 31, 2023
	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$27,825	$282
Weighted-average number of shares outstanding, basic	89,695,439	907,234
Net income per common share, basic:	$0.31	$0.31
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$27,825	$282
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	(25)	(4)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	27,800	278
Weighted-average number of shares outstanding used to calculate net income per common share, basic	89,695,439	907,234
Effect of dilutive shares	1,014,372	—
Weighted-average number of shares outstanding, diluted	90,709,811	907,234
Net income per common share, diluted:	$0.31	$0.31

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

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A Common Stock and Class B Common Stock for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Class A	Class B
RSUs	300,216	—
Total	300,216	—

	Year Ended December 31, 2023
	Class A	Class B
Exchangeable Alclear Units	32,234,914	25,796,690
RSUs	1,109,769	—
Total	33,344,683	25,796,690

	Year Ended December 31, 2022
	Class A	Class B
Exchangeable Alclear Units	38,290,964	25,796,690
RSAs	236,279	—
RSUs	3,450,881	—
Total	41,978,124	25,796,690

For the year ended December 31, 2024, the Company has excluded 4,416,055 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
17. Income Taxes

The Company is the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is generally not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The Company is subject to federal income taxes in the U.S. and its territories, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
is also subject to income taxes in Israel, Argentina, and Mexico. The Company paid $7,490 in estimated income taxes for the years ended December 31, 2024.
The components of income tax expense (benefit) are as follows:

	For the year ended December 31,
	2024	2023	2022
Current
Federal	$2,527	$163	$80
State	4,633	1,005	266
Foreign	(34)	278	63
Total current income taxes	7,126	$1,446	$409
Deferred
Federal	(128,913)	(747)	(822)
State	(36,860)	25	(1,649)
Foreign	—	—	—
Total deferred income taxes	(165,773)	(722)	(2,471)
Income tax expense (benefit)	$(158,647)	$724	$(2,062)
The Company’s effective tax rate was (238.2%), 1.4% and 1.7% for December 31, 2024, 2023 and 2022, respectively. A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31,
	2024	2023	2022
Tax expense (benefit) at U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	(52.3)%	1.1%	(0.6)%
Remeasurement of state tax	14.2%	1.0%	1.7%
Federal uncertain tax benefit	0.7%	1.2%	0.0%
Permanent differences	5.7%	0.1%	(0.2)%
Non-controlling interest	(17.8)%	(9.5)%	(8.9)%
Change in valuation allowance	(205.6)%	(10.7)%	(11.5)%
R&D Credit	(4.0)%	(3.1)%	0.7%
Other	(0.1)%	0.3%	(0.5)%
Effective income tax rate	(238.2)%	1.4%	1.7%

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
Deferred Taxes	2024	2023
Lease liability	$513	$506
R&D credit	—	2,591
Accrued expenses	5	9
Stock-based compensation	385	446
Investment in partnership	327,396	214,711
Other	701	735
Net operating loss	2,320	13,357
Gross deferred tax assets	331,320	232,355
Depreciation and amortization	(2,586)	(3,531)
Prepaid expenses and other	(65)	(49)
ROU asset	(461)	(460)
Gross deferred tax liabilities	(3,112)	(4,040)
Deferred income tax assets before valuation allowance	328,208	228,315
Valuation allowance	(54,478)	(230,026)
Net deferred tax asset (liability)	$273,730	$(1,711)

Deferred income taxes are recorded as follows in the accompanying balance sheets:

	As of December 31,
Deferred Taxes	2024	2023
Deferred income tax assets (See Note 11)	$274,678	$—
Deferred income tax liabilities (See Note 12)	(948)	(1,711)
Net deferred tax asset (liability)	$273,730	$(1,711)
During 2024, the Company released a valuation allowance after concluding that it is more likely than not that certain deferred tax assets will be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The Company has concluded that it is more likely than not that a portion of deferred tax assets will be realized in the future and the valuation allowance has been adjusted to reflect our conclusion. During 2024, the Company assessed the applicable sources of taxable income including forecasted future U.S. taxable income to conclude that it is more likely than not that these deferred tax assets, excluding the indefinite lived portion of deferred tax assets related to the investment in the partnership of Alclear Holdings, LLC which would only be deductible on the sale or disposition of the partnership, will be fully realized prior to their expiration. During the year ended December 31, 2024, the Company released $175,548 of the $230,026 of valuation allowance.
The table below summarizes the significant movement year over year in the Company’s valuation allowance:

	As of December 31,
	2024	2023	2022
Balance as of January 1	$230,026	$205,900	$176,381
Additions to valuation allowance through income tax expense	—	—	265
Additions to valuation allowance through equity	—	27,092	29,270
Additions to valuation allowance through goodwill	—	—	(16)
Release of valuation allowance through income tax expense	(175,548)	(2,966)	—
Balance as of December 31	$54,478	$230,026	$205,900
As of December 31, 2024, the Company had federal income tax net operating loss (“NOL”) carryforwards of $7,265, $276 of which, if unused, will expire in 2027. The Company had foreign income tax NOL carryforwards of $166, which, if unused, expire in years 2024 through 2032. The Company had state income tax NOL carryforwards of $16,528,
$12,717 of which, if unused, will expire in years 2039 through 2044.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Future changes in the ownership of the Company may limit the future utilization of the NOL and tax credit carryforwards, as defined by the federal, foreign, state, and local tax codes (the “Code”). Accordingly, utilization of the NOL carryforwards and credits will be subject to the annual limitation provided by the Code and similar state provisions and may result in the expiration of the NOLs and credits before utilization.
The Company accrues liabilities for uncertain tax positions that are not more likely than not to be sustained upon examination. Interest and penalties related to uncertain tax positions are recorded in accrued liabilities in the accompanying consolidated balance sheets. The following is a tabular reconciliation of the total amounts of unrecognized tax benefit:

	For the year ended December 31,
	2024	2023	2022
Balance as of January 1	$1,136	$437	$87
Gross increases - tax positions in prior period	21	467	350
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	395	232	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Balance as of December 31	$1,552	$1,136	$437
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
The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2024. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
Recent U.S. Tax Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act. The Inflation Reduction Act creates a 15% corporate alternative minimum tax on profit of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and is effective for tax years beginning after December 31, 2022. The Company does not currently expect this provision to have a material impact on the consolidated financial statements. Additionally, the Inflation Reduction Act creates an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the year ended December 31, 2024, the Company repurchased 13,795,655 shares of its Class A Common Stock. However, there was no excise tax as of December 31, 2024 because the stock issuances were in excess of repurchases.
Tax Receivable Agreement
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

During the year ended December 31, 2024, the Company issued 17,847,294 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of December 31, 2024, the Company has recognized the deferred tax asset of $231,680 for the step-up in tax basis, as the asset is more-likely-than-not to be realized. As a result, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable agreement liability of $196,801.

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

For the years ended December 31, 2024, 2023 and 2022, Alclear paid tax distributions of $24,979, $13,929, and $171, respectively, to holders of Alclear Units other than the Company. For the year ended December 31, 2024, 2023 and 2022, Alclear recorded a liability of $11,737, $20,690, and $775 related to tax distributions to holders of Alclear Units other than Clear Secure, Inc.
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
Commitments other than leases

The Company is subject to minimum spend commitments of $13,622 over the next three years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of December 31, 2024:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

2025	$30,785
2026	16,207
2027	10,941
2028	8,103
2029	906
Thereafter	324
Total	$67,266

The Company also has commitments for future marketing expenditures to sports stadiums of $3,495 through 2026. For the year ended December 31, 2024, 2023 and 2022, marketing expenses related to sports stadiums were approximately $5,119, $5,508 and $4,898, respectively.

Refer to Note 8 for the Company’s lease commitments.
19. Related-Party Transactions
As of December 31, 2024, and December 31, 2023, the Company had total payables to certain related parties of $3,540 and $3,508. Additionally, for the years ended December 31, 2024, 2023 and 2022 the Company recorded $13,088, $12,524 and $7,739, respectively, within Cost of revenue share fee within the consolidated statements of operations. These amounts are subject to a Cost of revenue share fee arrangement with an airline.

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
20. Employee Benefit Plan
The Company has a 401(k) retirement savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the years ended December 31, 2024, 2023 and 2022 the Company recorded $2,047, $2,045 and $1,383, respectively within the consolidated statements of operations.
21. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35,000 to $50,000. The line of credit has not been drawn against as of December 31, 2024. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the consolidated balance sheets, while the long term portion is presented within Other assets in the consolidated balance sheets.

The Company incurred $396 of debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. As of December 31, 2024 and 2023, the balance of these loan fees were $198 and $419, respectively.

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

As of December 31, 2024, the Company had a remaining borrowing capacity of $66,408, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of December 31, 2024, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
22. Segment Information

The Company is organized and operates as a single operating and reportable segment, which aligns with the way the Chief Operating Decision Makers (“CODM”), who are the Chief Executive Officer and Chief Financial Officer, evaluate financial performance and results and allocate resources based on the consolidated results of the Company as a whole. The Company's operations are primarily focused on growing and maintaining its secure identity network across multiple offerings in both aviation and non-aviation channels. See Note 1 for further information on the Company’s operations and services from which it derives its revenues.

Operating income and assets are managed at the consolidated level, and there are no separate components that are regularly reviewed for performance or allocation of resources. Consolidated operating income as reported in the financial statements is used by the CODM to monitor budget versus actual results, review performance and allocate resources. The Company’s consolidated financial statements within this Annual Report on Form 10-K reflect the Company’s operations for its single operating and reportable segment.

Total revenues and long-lived assets outside of the United States are immaterial for each of the three years in the period ending December 31, 2024.
23. Subsequent Events
Quarterly and Special Dividend

On February 21, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share and a special cash dividend of $0.27 per share, payable on March 18, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on March 10, 2025 (the “Record Date”). The Company will fund the quarterly dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company. The Company will fund the payment of the special cash dividend with cash held by the Company following its receipt of a pro rata cash distribution made by Alclear to all of its members as of the Record Date, including the Company, together with cash held by the Company following its receipt of tax distributions made by Alclear.

Share Repurchases
During the first quarter of 2025, the Company used $20,109 to repurchase and retire 871,316 shares of Class A Common Stock at an average price of $23.08.
On February 21, 2025, the Company announced that its Board authorized a $200,000 increase to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization of approximately $232,635. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s processes and assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” within this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Secure, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Clear Secure, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clear Secure, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 26, 2025

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024. each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Number of Shares to be Sold under the Plan
Dennis Liu	Chief Accounting Officer	November 22, 2024	November 20, 2025	7,027
Kenneth Cornick	President and Chief Financial Officer	December 7, 2024	December 31, 2025	1,000,000
Adam Wiener	Director	December 16, 2024	March 13, 2026	133,000

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 12, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 13, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 14, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.

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

3.1	Third Amended and Restated Certificate of Incorporation of Clear Secure, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2024).
3.2	Second Amended and Restated By-laws of Clear Secure, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2024).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed on March 29, 2022).
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

10.14	Amendment No. 3 to Credit Agreement, dated November 18, 2024, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank N.A.
10.15
Other Transaction Agreement, dated January 9, 2020, by and between Alclear, LLC, and Transportation Security Administration (incorporated by reference to the Company’s to the Registration Statement on Form S-1 (File No. 333-256851), filed on June 7, 2021).

10.16
Lease, dated November 4, 2021, between Clear Secure, Inc. and 85 Tenth Avenue Associates, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 4, 2021).

10.17	Form of Employment Agreement.†
10.18	Clear Secure, Inc. Non-Employee Director Elective Deferral Plan†
10.19
Advisory Services Agreement, dated February 20, 2025, by and between Secure Identity, LLC and Kenneth Cornick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 26, 2025).†

10.20
Employment Agreement, dated February 20, 2025, by and between Secure Identity, LLC and Michael Barkin (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 26, 2025).†

10.21
Employment Agreement, dated February 20, 2025, by and between Secure Identity, LLC and Jennifer Hsu (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 26, 2025).†

19.1	Clear Secure, Inc. Securities Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recover of Erroneous Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K, filed on February 28, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLEAR SECURE, INC.

Date:	February 26, 2025	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	February 26, 2025	By:	/s/ Kenneth Cornick
Kenneth Cornick
President and Chief Financial Officer
POWER OF ATTORNEY
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Caryn Seidman Becker, Kenneth Cornick and Lynn Haaland, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Caryn Seidman Becker Caryn Seidman Becker	Chairman and Chief Executive Officer (principal executive officer)	February 26, 2025
/s/ Kenneth Cornick Kenneth Cornick	President and Chief Financial Officer and Director (principal financial officer)	February 26, 2025
/s/ Dennis Liu Dennis Liu	Chief Accounting Officer (principal accounting officer)	February 26, 2025
/s/ Michael Barkin Michael Barkin	Director	February 26, 2025
/s/ Jeffery H. Boyd Jeffery H. Boyd	Director	February 26, 2025
/s/ Tomago Collins Tomago Collins	Director	February 26, 2025
/s/ Shawn Henry Shawn Henry	Director	February 26, 2025
/s/ Kathryn A. Hollister Kathryn A. Hollister	Director	February 26, 2025
/s/ Peter Scher Peter Scher	Director	February 26, 2025
/s/ Adam Wiener Adam Wiener	Director	February 26, 2025