Form 10-Q
period 2025-03-31
Clear Secure, Inc.
filed 2025-05-08
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of May 5, 2025:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	92,266,338
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	677,234
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	15,196,670
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	24,896,690

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$87,563	$66,892
Marketable securities	442,318	542,605
Accounts receivable	512	511
Prepaid revenue share fee	25,081	24,652
Prepaid expenses and other current assets	26,407	27,558
Total current assets	581,881	662,218
Property and equipment, net	55,449	56,869
Right of use asset, net	107,271	108,885
Intangible assets, net	14,200	15,300
Goodwill	62,757	62,757
Restricted cash	3,120	3,456
Other assets	286,656	285,447
Total assets	$1,111,334	$1,194,932
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,053	$18,020
Accrued liabilities	246,833	185,281
Deferred revenue	435,497	439,753
Total current liabilities	688,383	643,054
Other long term liabilities	296,963	313,938
Total liabilities	985,346	956,992
Commitments and contingencies (Note 16)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 92,936,385 shares issued and outstanding as of March 31, 2025 and 96,794,826 shares issued outstanding as of December 31, 2024	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 677,234 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 15,196,670 shares issued and outstanding as of March 31, 2025 and 15,287,620 shares issued and outstanding as of December 31, 2024	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 24,896,690 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Accumulated other comprehensive income	522	343
Treasury stock at cost, 0 shares as of March 31, 2025 and December 31, 2024	—	—
Retained earnings	72,147	83,778
Additional paid-in capital	44,020	114,231
Total stockholders’ equity attributable to Clear Secure, Inc.	116,690	198,353
Non-controlling interest	9,298	39,587
Total stockholders’ equity	125,988	237,940
Total liabilities and stockholders’ equity	$1,111,334	$1,194,932

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Revenue	$211,368	$179,049

Operating expenses:
Cost of revenue share fee	29,567	$24,364
Cost of direct salaries and benefits	50,742	$40,288
Research and development	18,999	$20,104
Sales and marketing	13,386	$11,622
General and administrative	54,738	$52,890
Depreciation and amortization	6,532	$6,092
Operating income	37,404	23,689

Other income (expense):
Interest income, net	6,153	$9,925
Other income, net	448	$439
Income before tax	44,005	34,053
Income tax expense	(5,422)	$(1,965)
Net income	38,583	32,088
Less: net income attributable to non-controlling interests	13,178	13,282
Net income attributable to Clear Secure, Inc.	$25,405	$18,806

Net income per share of Class A Common Stock and Class B Common Stock (Note 14)
Net income per common share basic, Class A	$0.26	$0.20
Net income per common share basic, Class B	$0.26	$0.20
Net income per common share diluted, Class A	$0.26	$0.20
Net income per common share diluted, Class B	$0.26	$0.20
Weighted-average shares of Class A Common Stock outstanding, basic	95,323,648	91,831,639
Weighted-average shares of Class B Common Stock outstanding, basic	677,234	907,234
Weighted-average shares of Class A Common Stock outstanding, diluted	96,840,018	92,506,108
Weighted-average shares of Class B Common Stock outstanding, diluted	677,234	907,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2025	2024
Net income	$38,583	$32,088
Other comprehensive income (loss)
Currency translation	(21)	—
Unrealized gain (loss) on fair value of marketable securities	275	(2,983)
Total other comprehensive income (loss)	254	(2,983)
Comprehensive income	38,837	29,105
Less: comprehensive income attributable to non-controlling interests	13,253	12,134
Comprehensive income attributable to Clear Secure, Inc.	$25,584	$16,971

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive income	Treasury Stock		Retained earnings (accumulated deficit)	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2025	96,794,826	$1	677,234	$—	15,287,620	$—	24,896,690	$—	$114,231	$343	—	$—	$83,778	$198,353	$39,587	237,940
Net income	—	—	—	—	—	—	—	—	—	—	—	—	25,405	25,405	13,178	38,583
Other comprehensive income	—	—	—	—	—	—	—	—	—	179	—	—	—	179	75	254
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	5,635	—	—	—	—	5,635	2,368	8,003
Net share settlements of stock-based awards	318,367	—	—	—	—	—	—	—	(1,690)	—	—	—	—	(1,690)	(931)	(2,621)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	(5,011)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,637)	(11,637)
Exchange of shares	90,950	—	—	—	(90,950)	—	—	—	45	—	—	—	—	45	(45)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(11,720)	(11,720)		(11,720)
Special Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(25,316)	(25,316)	—	(25,316)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	173	—	—	—	—	173	—	173
Repurchase and retirement of Class A Common Stock	(4,267,758)	—	—	—	—	—	—	—	(74,374)	—	—	—	—	(74,374)	(28,286)	(102,660)
Balance, March 31, 2025	92,936,385	$1	677,234	$—	15,196,670	$—	24,896,690	$—	$44,020	$522	—	$—	$72,147	$116,690	$9,298	$125,988

Balance, January 1, 2024	91,786,941	$1	907,234	$—	32,234,914	$—	25,796,690	$—	$304,992	$2,050	—	$—	$(73,714)	$233,329	$135,895	$369,224
Net income	—	—	—	—	—	—	—	—	—	—	—	—	18,806	18,806	13,282	32,088
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,835)	—	—	—	(1,835)	(1,148)	(2,983)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,684	—	—	—	—	6,684	4,185	10,869
Net share settlements of stock-based awards	183,167	—	—	—	—	—	—	—	(1,298)	—	—	—	—	(1,298)	(812)	(2,110)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,564)	(10,564)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,558)	(4,558)
Exchange of shares	1,625,803	—	—	—	(1,625,803)	—	—	—	3	—	—	—	—	3	(3)	—
Dividends	—	—	—	—	—	—	—	—	(37,309)	—	—	—	—	(37,309)	—	(37,309)
Repurchase and retirement of Class A Common Stock	(4,416,759)	—	—	—	—	—	—	—	(52,514)	—	—	—	—	(52,514)	(32,868)	(85,382)
Balance, March 31, 2024	89,179,152	$1	907,234	$—	30,609,111	$—	25,796,690	$—	$220,558	$215	—	$—	$(54,908)	$165,866	$103,409	$269,275
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2025	2024
Operating activities:
Net income	$38,583	$32,088
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation of property and equipment	5,432	5,168
Amortization of intangible assets	1,100	924
Noncash lease expense	1,606	1,582
Equity-based compensation	7,798	10,665
Deferred income tax	(790)	715
Amortization of revolver loan costs	32	87
Premium amortization and (discount accretion), net on marketable securities	256	(2,333)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(95)
Prepaid expenses and other assets	2,738	(2,261)
Prepaid revenue share fee	(429)	439
Accounts payable	(7,721)	(4,189)
Accrued and other long term liabilities	55,683	37,418
Deferred revenue	(4,256)	1,507
Operating lease liabilities	(1,684)	(1,366)
Net cash provided by operating activities	$98,347	$80,349

Investing activities:
Purchases of marketable securities	(97,381)	(214,818)
Sales of marketable securities	197,748	245,036
Purchase of strategic investment	—	(1,000)
Purchases of property and equipment	(7,084)	(2,776)
Purchases of intangible assets	—	(215)
Net cash provided by investing activities	$93,283	$26,227

Financing activities:
Repurchase of Class A Common Stock	(101,740)	(84,891)
Payment of dividend	(11,720)	(8,480)
Payment of special dividend	(25,316)	—
Distributions to members	(5,011)	(5,077)
Tax distribution to members	(24,542)	(562)
Payment of taxes on net settled stock-based awards	(2,621)	(2,110)
Other financing activities	(334)	(154)
Net cash used in financing activities	$(171,284)	$(101,274)

Net increase in cash, cash equivalents, and restricted cash	20,346	5,302
Cash, cash equivalents, and restricted cash, beginning of period	70,348	62,401
Exchange rate effect on cash and cash equivalents, and restricted cash	(11)	21
Cash, cash equivalents, and restricted cash, end of period	$90,683	$67,724

	Three months ended March 31,
	2025	2024
Cash and cash equivalents	$87,563	$64,134
Restricted cash	3,120	3,590
Total cash, cash equivalents, and restricted cash	$90,683	$67,724
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

The Company operates a secure identity network under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR+, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 59 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 58 airports and 107 retail locations (as of the date of this filing), which offers consumers increased choice in how and where to sign up for this popular trusted traveler program; our free flagship CLEAR app, which offers consumer products like Home-to-Gate, a feature to help travelers plan and time their trip to the airport; CLEAR Mobile at 4 domestic airports (as of the date of this filing), which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR+ Members and available to all travelers by purchasing a day pass—valid for 24 hours; CLEAR Concierge, our curb-to-gate service where our Ambassadors guide Members through the airport; CLEAR Perks, our suite of benefits to help CLEAR+ Members win every step of their travel journey; and CLEAR1, our B2B offering, which enables our partners to leverage our digital identity technology and embedded Member base to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
2. Basis of Presentation and Summary of Significant Accounting Policies

These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). The Company has one operating and reportable segment. See Note 20 for more information.
Recently Adopted Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2024, within these condensed consolidated financial statements. There was no material impact as a result. There are no newly issued standards since December 31, 2024 that are applicable to the Company.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. For the three months ended March 31, 2025 and 2024, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three months ended March 31, 2025 and 2024, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the three months ended March 31, 2025.

2025
Balance as of January 1	$439,753
Deferral of revenue	201,170
Recognition of deferred revenue	(205,426)
Balance as of March 31	$435,497
The Company has obligations for refunds and other similar items of $3,743 as of March 31, 2025 recorded within accrued liabilities.

During the three months ended March 31, 2025 and 2024, the Company recognized $180,235 and $154,830, respectively, of revenue which was included in the opening deferred revenue balances.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
Prepaid software licenses	$11,085	$12,002
Prepaid insurance costs	1,555	2,443
Other current assets	13,767	13,113
Total	$26,407	$27,558
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
The contractual maturities of investments classified as marketable securities are as follows:

	March 31, 2025	December 31, 2024
Due within 1 year	$265,482	$365,655
Due after 1 year through 2 years	176,836	176,950
Total marketable securities	$442,318	$542,605
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at March 31, 2025 and December 31, 2024.

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$—	$—	$—	$—	2
U.S. Treasuries	82,967	83	(84)	82,966	1
Corporate bonds	304,897	710	(140)	305,467	2
Money market funds measured at NAV (a)	53,885	—	—	53,885	N/A
Total marketable securities	$441,749	$793	$(224)	$442,318

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	As of December 31, 2024
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
Of the total marketable securities held at fair value as of March 31, 2025, $1,000 was in a continuous unrealized loss position for 12 months or longer. The Company had no continuous unrealized loss positions in relation to marketable securities as of March 31, 2025 or December 31, 2024 that were as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of March 31, 2025 and December 31, 2024 consist of the following:

	Depreciation period in years	March 31, 2025	December 31, 2024
Internally developed software	3 - 5	$70,705	$68,532
Acquired software	3	6,441	6,441
Equipment	5	45,371	42,419
Leasehold improvements	1 - 15	8,120	8,120
Furniture and fixtures	5	14,042	13,991
Construction in progress		7,470	8,755
Total property and equipment, cost		152,149	148,258
Less: accumulated depreciation		(96,700)	(91,389)
Total property and equipment, net		$55,449	$56,869
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2025 and 2024 was $5,432 and $5,168, respectively.
During the three months ended March 31, 2025 and 2024, $2,173 and $1,827, respectively, was capitalized in connection with internally developed software inclusive of $204 and $204, respectively, of equity-based compensation. Amortization expense on internally developed software was $3,311 and $3,162 for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 and 2024, the Company recognized no impairment charges on certain long-lived assets.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of March 31, 2025 were $547 and $1,000, respectively, and $225 and $300 as of March 31, 2024, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
7. Leases

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2025 and 2024 was $3,899 and $3,732, respectively. The Company recorded $444 in sublease income for each of the three months ended March 31, 2025 and 2024 within other income (expense), net within the condensed consolidated statements of operations.
8. Intangible Assets, net
See below for Intangible assets, net as of March 31, 2025 and December 31, 2024:

	Weighted Average Useful Life in Years	March 31, 2025	December 31, 2024
Patents	20	$2,518	$2,518
Acquired intangibles - technology	3	5,130	5,130
Acquired intangibles - customer relationships	6.4	18,370	18,370
Acquired intangibles - brand names	3.4	500	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		26,828	26,828
Less: accumulated amortization		(12,628)	(11,528)
Intangible assets, net		$14,200	$15,300

Amortization expense on intangible assets for the three months ended March 31, 2025 and 2024 was $1,100 and $924, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
9. Restricted Cash
As of March 31, 2025 and December 31, 2024, the Company maintained bank deposits of $3,120 and $3,456, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
10. Other Assets
Other assets consist of the following of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Strategic investment	7,000	7,000
Deferred tax asset	276,386	274,678
Other long-term assets	2,268	2,767
Total	$286,656	$285,447

During the three months ended March 31, 2024, the Company made an incremental strategic investment in equity securities of a privately held company, which the Company previously invested in during three months ended March 31, 2023. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative to record the investment at initial cost less impairments, if any, adjusted for observable changes in fair value for identical or similar investments of the same issuer. Adjustments resulting from these fluctuations are recorded within other income (expense) on the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, there were no fair value adjustments recorded by the Company in relation to its strategic investment.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$15,063	$18,500
Accrued partnership liabilities	177,451	123,991
Lease liability	6,029	6,159
Tax receivable agreement liability - short term (See Note 15)	16,308	334
Other accrued liabilities	31,982	36,297
Total	$246,833	$185,281
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the second half of the current year.
Other long term liabilities consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Deferred tax liability	$739	$948
Lease liability	113,542	115,096
Tax receivable agreement liability - long term (See Note 15)	181,139	196,468
Other long term liabilities	1,543	1,426
Total	$296,963	$313,938
12. Stockholders’ Equity

Common Stock
The Company has and will issue shares of its common stock as a result of transactions in relation to exchanges and vesting of restricted stock units (“RSUs”).
Treasury Stock
The Company's treasury stock consist shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors (the “Board”). The Company’s treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.
Share Repurchases

During the three months ended March 31, 2025, the Company repurchased and retired 4,267,758 shares of its Class A Common Stock for $101,740 at an average price of $23.84. As of March 31, 2025, $151,092 remains available under the repurchase authorization.

The Inflation Reduction Act created an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the three months ended March 31, 2025, the Company recorded a $920 accrual related to this tax within its condensed consolidated financial statements. Refer to Note 15 for further information regarding the Inflation Reduction Act.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Special and Quarterly Dividends
On February 15, 2024, the Company announced that its Board declared a quarterly dividend of $0.09 per share, payable on March 5, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on February 26, 2024. The Company funded the payment of the dividend from proportionate cash distributions by Alclear to all of its members, including the Company.

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

On February 21, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share and a special cash dividend of $0.27 per share, payable on March 18, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on March 10, 2025. The Company funded the payment of the special cash dividend with cash held by the Company following its receipt of a pro rata cash distribution made by Alclear to all of its members, including the Company, together with cash held by the Company following its receipt of tax distributions made by Alclear.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our co-founders, Caryn Seidman Becker and Kenneth Cornick (the “Co-Founders”), and members of Alclear. The following table summarizes the ownership of non-voting common units of Alclear (“Alclear Units”) as of March 31, 2025:

	Alclear Units	Ownership Percentage
Alclear Units held by Alclear post-reorganization members (other than the Co-Founders and Clear Secure, Inc.)	15,196,670	11.37%
Alclear Units held by the Co-Founders	24,896,690	18.62%
Total	40,093,360	29.99%
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

During the three months ended March 31, 2025, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock for shares of the Company's Class A Common Stock. As a result, the Company issued 90,950 shares of Class A Common Stock.

The non-controlling interest ownership percentage changed from 29.20% as of December 31, 2024 to 29.99% as of March 31, 2025.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
13. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A Common Stock as of the date of the Reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of RSUs, RSAs, stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock) as of the last day of the immediately preceding year or a lesser amount approved by the Board or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock). For fiscal year 2025, the Compensation Committee of the Board approved no increase in the 2021 Omnibus Incentive Plan, which such increase would have been effective on the first business day of 2025.

Restricted Stock Units

RSUs are subject to both service-based and, in some cases, performance-based vesting conditions. RSUs will vest on a specified date, provided the applicable service (generally three years) and, if applicable, when certain performance conditions are probable of satisfaction. The RSUs with performance-based vesting conditions are generally subject to long-term revenue and cash-basis earnings performance hurdles. The Company determines the fair value of each RSU based on the grant date and records the expense over the vesting period or requisite service period on a straight-line basis and for performance-based vesting awards, whether they are probable or not.

The following is a summary of activity related to the RSUs associated with compensation arrangements during the three months ended March 31, 2025:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2025	3,823,077	$21.45
Granted	1,902,072	22.28
Vested	(425,047)	21.87
Forfeited	(528,069)	21.43
Unvested balance as of March 31, 2025	4,772,033	$21.83

The following is a schedule of the expected vesting period for unvested RSUs as of March 31, 2025:

Unvested RSUs
Expected to vest within 1 year	1,825,886
Expected to vest between 1 to 2 years	1,533,011
Expected to vest between 2 to 3 years	1,413,136
Unvested balance as of March 31, 2025	4,772,033

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

	Three months ended March 31,
	2025	2024
Cost of direct salaries and benefits	$137	$126
Research and development	3,097	3,553
Sales and marketing	140	232
General and administrative	3,428	3,764
Total	$6,802	$7,675
As of March 31, 2025, estimated unrecognized expense for RSUs that are probable of vesting was $78,902 with such expense to be recognized over a weighted-average period of approximately 2.43 years.

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
As of March 31, 2025, estimated unrecognized expense for Founder PSUs was $1,019 with such expense to be recognized over a weighted-average period of approximately 0.04 years.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations: `

	Three months ended March 31,
	2025	2024
RSUs	6,802	7,675
Founder PSUs	996	2,990
Total	$7,798	$10,665

	Three months ended March 31,
	2025	2024
Cost of direct salaries and benefits	$137	$126
Research and development	3,097	3,553
Sales and marketing	140	232
General and administrative	4,424	6,754
Total	$7,798	$10,665

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
14. Net Income per Common Share
Below is the calculation of basic and diluted net income per common share:

	Three Months Ended March 31, 2025
	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$25,225	$179
Weighted-average number of shares outstanding, basic	95,323,648	677,234
Net income per common share, basic:	$0.26	$0.26
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$25,225	$179
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	63	(2)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	25,288	177
Weighted-average number of shares outstanding used to calculate net income per common share, basic	95,323,648	677,234
Effect of dilutive shares	1,516,370	—
Weighted-average number of shares outstanding, diluted	96,840,018	677,234
Net income per common share, diluted:	$0.26	$0.26

	Three Months Ended March 31, 2024
	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$18,622	$184
Weighted-average number of shares outstanding, basic	91,831,639	907,234
Net income per common share, basic:	$0.20	$0.20
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$18,622	$184
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	57	(1)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	18,679	183
Weighted-average number of shares outstanding used to calculate net income per common share, basic	91,831,639	907,234
Effect of dilutive shares	674,469	—
Weighted-average number of shares outstanding, diluted	92,506,108	907,234
Net income per common share, diluted:	$0.20	$0.20

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A and Class B common stock for the three months ended March 31, 2025 and 2024:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three Months Ended March 31, 2025
	Class A	Class B
Exchangeable Alclear Units	15,196,670	24,896,690
RSU’s	242,569	—
Total	15,439,239	24,896,690

	Three Months Ended March 31, 2024
	Class A	Class B
Exchangeable Alclear Units	30,609,111	25,796,690
RSU’s	823,456	—
Total	31,432,567	25,796,690

For the three months ended March 31, 2025, the Company has excluded 5,098,863 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods.
15. Income Taxes
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

The Company reported a tax expense of $5,422 on a pretax income of $44,005 for the three months ended March 31, 2025 as compared to a tax expense of $1,965 on a pretax income of $34,053 for the three months ended March 31, 2024. This resulted in an effective tax rate of 12.3% for the three months ended March 31, 2025 as compared to 5.8% percent for the three months ended March 31, 2024. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) impact of state and foreign taxes, and (3) movement in valuation allowance. The Company paid $520 in estimated income taxes for the three months ended March 31, 2025.
The Company is subject to income taxes in the U.S. and its territories, Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2020 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2019 and forward.

During the three months ended March 31, 2025, the Company repurchased 4,267,758 shares of its Class A Common Stock and recorded a liability of $920 related to 1% excise tax on the fair market value of net stock repurchases made as of March 31, 2025.
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

During the three months ended March 31, 2025, the Company issued 90,950 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 12 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of March 31, 2025, the Company has recognized the deferred tax asset of $232,265 for the step-up in tax basis, as the asset is more-likely-than-not to be realized. As a result, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable agreement liability of $197,426.

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

During the three months ended March 31, 2025, Alclear paid a tax distribution, including withholding taxes, of $24,542, to holders of Alclear Units other than Clear Secure, Inc. and the state tax authorities.
16. Commitments and Contingencies
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
Commitments other than leases
The Company is subject to minimum spend commitments of $11,375 over the next three years under certain service arrangements.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of March 31, 2025:

2025	$23,807
2026	18,082
2027	12,013
2028	8,801
2029	964
Thereafter	324
Total	$63,991
The Company has commitments for future marketing expenditures to sports stadiums of $1,997 through 2026. For the three months ended March 31, 2025 and 2024, marketing expenses related to sports stadiums were approximately $1,263 and $1,249, respectively.
17. Related Party Transactions
As of March 31, 2025, and December 31, 2024, the Company had total payables to certain related parties of $3,141 and $3,540, respectively.
For the three months ended March 31, 2025 and 2024, the Company recorded $3,115 and $3,237, respectively, in cost of revenue share fee within the condensed consolidated statements of operations, in connection with certain related parties.
Refer to Note 15 for information regarding the TRA liability.
18. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended March 31, 2025 and 2024, the Company recorded expense of $1,402 and $902, respectively, within the condensed consolidated statements of operations.
19. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders. In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The Company incurred immaterial debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35,000 to $50,000. The line of credit has not been drawn against as of March 31, 2025. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
As of March 31, 2025, the Company had a remaining borrowing capacity of $66,408, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of March 31, 2025, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
20. Segment Information

The Company is organized and operates as a single operating and reportable segment, which aligns with the way the Chief Operating Decision Makers (“CODM”), who are the Chief Executive Officer and Chief Financial Officer, evaluate financial performance and results and allocate resources based on the condensed consolidated results of the Company as a whole. The Company's operations are primarily focused on growing and maintaining its secure identity network across multiple offerings in both aviation and non-aviation channels. See Note 1 for further information on the Company’s operations and services from which it derives its revenues.

Operating income and assets are managed at the consolidated level, and there are no separate components that are regularly reviewed for performance or allocation of resources. Consolidated operating income as reported in the financial statements is used by the CODM to monitor budget versus actual results, review performance and allocate resources. The Company’s condensed consolidated condensed financial statements within this Quarterly Report on Form 10-Q reflect the Company’s operations for its single operating and reportable segment.

Total revenues and long-lived assets outside of the United States are immaterial for each of the three months ended March 31, 2025 and 2024.
21. Subsequent Events
Quarterly Dividend

On May 6, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on June 17, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2025 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly dividend exceeds the Company's current and accumulated earnings and profits, a portion of such dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Share Repurchases
During the second quarter of 2025, the Company used $17,335 to repurchase and retire 724,103 shares of Class A Common Stock at an average price of $23.94.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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

Overview

CLEAR is a secure identity company making experiences safer and easier - both digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, frictionless experiences in airports for over 15 years, achieving exceptional user delight and trust with CLEAR+, our consumer aviation subscription service. CLEAR+ enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. As we continue to innovate on the travel experience, we are proud to offer TSA PreCheck® Enrollment Provided by CLEAR – offering consumers increased choice in how and where to sign up for this popular trusted traveler program. Our free flagship CLEAR app offers several consumer products, including: Home to Gate, a feature to help travelers plan and time their trip to the airport; CLEAR Mobile, which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR+ Members and available to all travelers by purchasing a day pass; CLEAR Concierge, our curb-to-gate service where our Ambassadors guide Members through the airport; and CLEAR Perks, our suite of benefits to help CLEAR+ Members win every step of their travel journey. CLEAR1, our business to business (“B2B”) offering, is our secure identity platform that maximizes security and minimizes friction for partners and consumers. CLEAR1 enables our partners to leverage our digital identity technology and embedded Member base to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
Key Factors Affecting Performance
We believe that our current and future financial growth are dependent upon many factors, including the key factors affecting performance described below.

Ability to Grow Total Cumulative Enrollments
We are focused on growing Total Cumulative Enrollments and the number of Members that engage with our platform. Our operating results and growth opportunities depend, in part, on our ability to attract new Members, including paying Members (CLEAR+ Members) as well as new platform Members. We rely on multiple channels to attract new CLEAR+ Members, including in-airport (our largest channel) which in turn is dependent on the ongoing ability of our Ambassadors to successfully engage with the traveling public. We also rely on numerous digital channels such as paid search and partnerships. We also entered into strategic distribution partnerships with partners such as Delta Air Lines, United Airlines, Alaska Airlines, Hawaiian Airlines and American Express that promote our services to their customers on a discounted or subsidized basis which helps us to efficiently scale membership in CLEAR+. In March 2025 we renewed our partnership with American Express for the second of two one year renewal terms. In many cases, we offer limited time free trials to new Members who may convert to paying Members upon the completion of their trial. Our future success is dependent on those channels continuing to drive new Members and our ability to convert free trial Members into paying Members.
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
Ability to retain CLEAR+ Members
Our ability to execute on our growth strategy is focused, in part, on our ability to retain our existing CLEAR+ Members. Frequency and recency of usage are the leading indicators of retention, and we must continue to provide frictionless and predictable experiences that our Members will use in their daily lives. We are subject to various factors which may be out of our control and may impact our Member experience, such as checkpoint staffing generally, checkpoint queue configurations and Registered Traveler policies adopted by TSA. For example, the TSA employs varied randomization as part of their normal security processes. If the TSA materially increases randomized reverification rates for CLEAR+ Members at the checkpoint or makes other adjustments to checkpoint processes, it may negatively impact the Lane experience and therefore may impact our ability to retain CLEAR+ Members.
The value of the CLEAR platform to our Members increases as we add more use cases and partnerships, which in turn drives more frequent usage and strong retention. We cannot be sure that we will be successful in retaining our Members due to any number of factors such as our inability to successfully implement a new product, adoption of our technology, harm to our brand or other factors. If our efforts to develop and offer more benefits are not valued by our current and future CLEAR+ Members, our ability to attract and retain CLEAR+ Members, or increase pricing, may be negatively impacted.
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

Key Performance Indicators
To evaluate performance of the business, we utilize a variety of other non-GAAP financial reporting and performance measures. These key measures include Total Bookings, Total Cumulative Enrollments, Total Cumulative Platform Uses, Active CLEAR+ Members, Annual CLEAR+ Gross Dollar Retention, and Annual CLEAR+ Member Usage.

Total Bookings
Total Bookings represent our total revenue plus the change in deferred revenue during the period. Total Bookings in any particular period reflect sales to new and renewing CLEAR+ subscribers plus any accrued billings to partners. Management believes that Total Bookings is an important measure of the current health and growth of the business and views it as a leading indicator.

	Three months ended March 31,
	2025	2024	$ Change	% Change
Total Bookings (in millions)	$207.2	$180.6	$26.6	15%
Total Bookings increased by $26.6 million, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
Total Cumulative Enrollments
We define Total Cumulative Enrollments as the number of enrollments since inception as of the end of the period. An Enrollment is defined as any Member who has registered for the CLEAR platform since inception and has a profile (including limited time free trials regardless of conversion to paid membership) net of duplicate and/or purged accounts. This includes CLEAR+ Members who have completed enrollment with CLEAR and have ever activated a payment method, plus associated family accounts. Management views this metric as an important tool to analyze the efficacy of our growth and marketing initiatives as new Members are potentially a current and leading indicator of revenues.

	As of March 31,
	2025	2024	Change	% Change
Total Cumulative Enrollments (in thousands)	31,215	21,941	9,274	42%
Total Cumulative Enrollments were 31,215 as of March 31, 2025 and 21,941 as of March 31, 2024, which represented a 42% increase. The year-over-year increase was driven by CLEAR1 and CLEAR+ Member enrollments.
Total Cumulative Platform Uses
We define Total Cumulative Platform Uses as the number of individual engagements across CLEAR use cases, including CLEAR+, CLEAR Mobile, our flagship app, and CLEAR1, since inception as of the end of the period. Management views this metric as an important tool to analyze the level of engagement of our Member base which can be a leading indicator of future growth, retention and revenue.

	As of March 31,
	2025	2024	Change	% Change
Total Cumulative Platform Uses (in thousands)	248,895	192,610	56,285	29%
Total Cumulative Platform Uses was 248,895 as of March 31, 2025 and 192,610 as of March 31, 2024, which represented a 29% increase, driven by CLEAR+ verifications combined with increased contributions from CLEAR1 uses.
Active CLEAR+ Members
We define Active CLEAR+ Members as the number of members with an active CLEAR+ subscription as of the end of the period. This includes CLEAR+ members who have an activated payment method, plus associated family accounts and is inclusive of members who are in a limited time free trial or in a billing grace period after a billing failure during which time we attempt to collect payment; we exclude duplicate and/or purged accounts. Management views this as an important tool to measure the growth of its CLEAR+ product.

	As of March 31,
	2025	2024	% Change
Active CLEAR+ Members (in thousands)	7,415	6,798	9%

Active CLEAR+ Members was 7,415 as of March 31, 2025 and 6,798 as of March 31, 2024, which represented a 9% increase, driven by new Members added through new and existing airports as well as partner and organic channels.

Annual CLEAR+ Gross Dollar Retention
We define Annual CLEAR+ Gross Dollar Retention as the net bookings collected from a Fixed Cohort of Members during the Current Period as a percentage of the net bookings collected from the same Fixed Cohort during the Prior Period. The Current Period is the 12-month period ending on the reporting date, the Prior Period is the 12-month period ending on the reporting date one year earlier. The Fixed Cohort is defined as all Active CLEAR+ Members as of the last day of the Prior Period who have activated a payment method for our in-airport CLEAR+ service, including their registered family plan Members. Bookings received from a third party as part of a partnership agreement are excluded from both periods. Active CLEAR+ Members, including those on a free or discounted plan, or who receive a full statement credit, only impact Annual CLEAR+ Gross Dollar Retention to the extent that they are paying anything out-of-pocket on behalf of themselves or a registered family plan Member. Management views this metric to be reflective of our business objective of optimizing revenue.

	As of March 31,
	2025	2024	% Change
Annual CLEAR+ Gross Dollar Retention	87.1%	89.8%	(2.7%)
Annual CLEAR+ Gross Dollar Retention was 87.1% as of March 31, 2025 and 89.8% as of March 31, 2024, a year-over-year decrease of 270 basis points. The year-over-year change was driven primarily by a lower increase in pricing as compared to the prior period.

Annual CLEAR+ Member Usage
We define Annual CLEAR+ Member Usage as the total number of unique airport verifications (via CLEAR+ or CLEAR Mobile) by our CLEAR+ Members in the 365 days prior to the end of the period divided by Active CLEAR+ Members as of the end of the period who have been enrolled for at least 365 days. The numerator includes only verifications of the population in the denominator. Management views this as an important tool to analyze the level of engagement of our Active CLEAR+ Member base.

	As of March 31,
	2025	2024	% Change
Annual CLEAR+ Member Usage	7.1x	7.8x	(9%)

Annual Usage was 7.1x as of March 31, 2025 and 7.8x as of as of March 31, 2024, which represented a 9% decrease. The decrease was driven by both lower utilization for newer Members and a decrease in utilization for existing Members.

Non-GAAP Financial Measures

In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, net cash provided by (used in) operating activities or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our Non-GAAP financial measures are expressed in thousands.

We periodically reassess the components of our Non-GAAP adjustments for changes in how we evaluate our performance and changes in how we make financial and operational decisions to ensure the adjustments remain relevant and meaningful.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted for income taxes, interest income, net, depreciation and amortization, impairment and losses on asset disposals, equity-based compensation expense, net other income (expense) excluding sublease rental income, acquisition-related costs and changes in fair value of contingent consideration. Adjusted EBITDA is an important financial measure used by management and our board of directors (“Board”) to evaluate business performance. We believe Adjusted EBITDA assists investors in evaluating the performance of the Company’s core operations by excluding certain items that impact the comparability of results from period to period.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities adjusted for purchases of property. With regards to our CLEAR+ subscription service, we generally collect cash from our members upfront for annual subscriptions. As a result, when the business is growing Free Cash Flow can be a real time indicator of the current trajectory of the business.
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income to Adjusted EBITDA:

	Three months ended March 31,
(In thousands)	2025	2024
Net income	$38,583	$32,088
Income tax (benefit) expense	5,422	1,965
Interest income, net	(6,153)	(9,925)
Other (income) expense, net	(4)	5
Depreciation and amortization	6,532	6,092
Equity-based compensation expense	7,798	10,665
Adjusted EBITDA	$52,178	$40,890

Revenue	$211,368	$179,049
Net income Margin	18%	18%
Adjusted EBITDA Margin	25%	23%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three months ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$98,347	$80,349
Purchases of property and equipment	(7,084)	(2,776)
Free Cash Flow	$91,263	$77,573

Components of Results of Operations
Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. The Company offers certain limited-time free trials, family pricing, and other beneficial pricing through several channels, including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds, and credit card chargebacks. Membership subscription revenue is also reduced by the Company’s funded portion of credit card benefits issued to Members through a partnership with a credit card company at the end of the contract period. The Company’s funded portion varies based on total number of Members for the contract year.

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

Operating Expenses
Cost of revenue share fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated both from the Company’s Members and from TSA PreCheck® Enrollment Provided by CLEAR with the host airports, retail locations, and/or airlines (“Revenue Share”). The Revenue Share fee is generally prepaid to the host airport in the period collected from the Member. The Revenue Share fee is generally capitalized and subsequently amortized to operating expense over each Member’s subscription period. Such prepayments are recorded in “Prepaid revenue share fee” in the Company’s condensed consolidated balance sheets. Cost of revenue share fee also includes a fixed fee component which is expensed in the period incurred and certain overhead related expenses paid to the airports in relation to our Revenue Share arrangements.
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

General and administrative
General and administrative expenses consist primarily of employee-related expenses for the executive, finance, accounting, legal, and human resources functions. Employee-related expenses consist of salaries, taxes, benefits and equity-based compensation. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting and other professional fees, variable credit card fees, variable mobile enrollment costs, and all other supporting corporate expenses not allocated to other departments including overhead and acquisition-related costs.
Interest income, net
Interest income, net primarily consists of interest income from our investment holdings and discount accretion on our marketable securities partially offset by issuance costs on our revolving credit facility.
Other income (expense), net
Other income (expense), net consists of certain non-recurring non-operating items and the establishment of the tax receivable agreement liability for exchanges of Alclear units which occurred when the related deferred tax assets required a valuation allowance.
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

Comparison of the three months ended March 31, 2025 and 2024 (in millions):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Revenue	$211.4	$179.0	$32.2	18%
Operating expenses:
Cost of revenue share fee	29.6	24.4	5.2	21%
Cost of direct salaries and benefits	50.7	40.3	10.6	26%
Research and development	19.0	20.1	(1.1)	(5)%
Sales and marketing	13.4	11.6	1.8	15%
General and administrative	54.7	52.9	1.8	3%
Depreciation and amortization	6.5	6.1	0.4	7%
Operating income	37.4	23.7	13.7	58%
Other income (expense)
Interest income, net	6.2	9.9	(3.8)	(38)%
Other income, net	0.4	0.4	—	—%
Income before tax	44.0	34.1	10.0	29%
Income tax expense	(5.4)	(2.0)	(3.5)	176%
Net income	$38.6	$32.1	$6.5	20%
Information about our operating results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is set forth below:

Revenue

	Three months ended March 31,
	2025	2024	$ Change	% Change
Revenue	$211.4	$179.0	$32.2	18%

Revenue increased by $32.2 million, or 18%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.The change was primarily due to a 9% increase in the number of Active CLEAR+ Members as of March 31, 2025 compared to March 31, 2024 and increases to the price of a CLEAR+ membership compared to the price as of March 31, 2024. Approximately 27% and 28% of paying CLEAR+ members were on a family plan as of March 31, 2025 and 2024, respectively.
Cost of revenue share fee

	Three months ended March 31,
	2025	2024	$ Change	% Change
Cost of revenue share fee	$29.6	$24.4	$5.2	21%
Cost of revenue share fee increased by $5.2 million, or 21%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was driven primarily by an increase of $1.9 million, or a 24% increase, in fixed airport fees and $3.3 million, or a 20% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by none and $1.8 million in three months ended March 31, 2025 and 2024, respectively.
Cost of direct salaries and benefits

	Three months ended March 31,
	2025	2024	$ Change	% Change
Cost of direct salaries and benefits	$50.7	$40.3	$10.6	26%
Cost of direct salaries and benefits expenses increased by $10.6 million, or 26%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was primarily due to increased employee compensation costs of $9.4 million caused by wage increases, a change to our Ambassador compensation structure, and higher average employee count.

Research and development

	Three months ended March 31,
	2025	2024	$ Change	% Change
Research and development	$19.0	$20.1	$(1.1)	(5)%
Research and development expenses decreased by $1.1 million, or 5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was primarily due to a decrease in employee compensation costs of $1.6 million, including a $0.9 million decrease in severance related to the closure of our Israel office during three months ended March 31, 2024.

Sales and marketing

	Three months ended March 31,
	2025	2024	$ Change	% Change
Sales and marketing	$13.4	$11.6	$1.8	15%
Sales and marketing expenses increased by $1.8 million, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was driven primarily by $2.7 million of higher discretionary marketing expense and $0.4 million of higher employee compensation costs, partially offset by a $1.7 million decrease in commission resulting from changes to our Ambassador compensation structure.
General and administrative

	Three months ended March 31,
	2025	2024	$ Change	% Change
General and administrative	$54.7	$52.9	$1.8	3%
General and administrative expenses increased by $1.8 million, or 3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was primarily driven by a $1.6 million increase in credit card fees due to higher bookings and $1.6 million higher professional fees, partially offset by a $1.6 million decrease in employee compensation cost mostly due to lower Founder PSU expense.

Other income (expense)

	Three months ended March 31,
	2025	2024	$ Change	% Change
Interest income, net	$6.2	$9.9	$(3.8)	(38)%

Interest income, net decreased by $3.8 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease is primarily driven by lower average interest rates and a lower average cash balance for the three months ended March 31, 2025.

	Three months ended March 31,
	2025	2024	$ Change	% Change
Other income, net	$0.4	$0.4	$—	—%
Other income (expense), remained flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Income tax (expense) benefit

	Three months ended March 31,
	2025	2024	$ Change	% Change
Income tax expense	$(5.4)	$(2.0)	$(3.5)	176%

Income tax expense increased by $3.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was primarily due to the realization of U.S. deferred tax expense because of valuation allowance release as of December 31, 2024 and increased book income.

Liquidity and Capital Resources
Our operations have been financed primarily through equity financing and cash flow from operating activities. As of March 31, 2025, we had cash and cash equivalents of $87.6 million and marketable securities of $442.3 million.
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
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On each of November 8, 2023, March 21, 2024 and August 5, 2024, the Company announced that its Board authorized a $100 million increase to its existing Class A Common Stock share repurchase program, and in February 2025, the Company announced that its Board authorized an additional $200 million increase. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the three months ended March 31, 2025, the Company repurchased 4,267,758 shares for $101.7 million. The repurchased shares were retired. As of March 31, 2025, $151.1 million remains available under the repurchase authorization.
Dividends
On February 15, 2024, the Company announced that its Board declared a quarterly dividend of $0.09 per share, payable on March 5, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on February 26, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members, including the Company.
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

On May 7, 2024, the Company announced that its Board declared a quarterly dividend of $0.10 per share, payable on June 18, 2024 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2024. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members, including the Company.

On February 21, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share and a special cash dividend of $0.27 per share, payable on March 18, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on March 10, 2025. The Company funded the quarterly dividend from proportionate cash distributions by Alclear to all of its members, including the Company. The Company funded the payment of the special cash dividend with cash held by the Company following its receipt of tax distributions made by Alclear.

On May 6, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on June 17, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2025 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

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

As of March 31, 2025, the Company had a remaining borrowing capacity of $66.4, net of standby letters of credit, and had no outstanding debt obligations. As of March 31, 2025, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 19 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in millions):

	Three months ended March 31,
	2025	2024	$ Change
Net cash provided by operating activities	$98.3	$80.3	$18.0
Net cash provided by (used in) investing activities	93.3	26.2	67.1
Net cash used in financing activities	(171.3)	(101.3)	(70.0)
Net increase in cash, cash equivalents, and restricted cash	20.3	5.3	15.0
Cash, cash equivalents, and restricted cash, beginning of year	70.3	62.4	7.9
Net exchange differences on cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash, end of period	$90.7	$67.7	$23.0
Cash flows from operating activities
For the three months ended March 31, 2025, net cash provided by operating activities was $98.3 million compared to net cash provided by operating activities of $80.3 million for the three months ended March 31, 2024, an increase of $18.0 million primarily due to higher net income and year-over-year favorable changes in working capital of $12.9 million driven by higher partnership liabilities offset by a decrease in non-cash adjustments to net income of $1.4 million.

Cash flows from investing activities
For the three months ended March 31, 2025 net cash provided by investing activities was $93.3 compared to net cash provided by in investing activities of $26.2 for the three months ended March 31, 2024, an increase of $67.1 million. The change was primarily due to an increase in the net sales of marketable securities of $70.2 million and a decrease in strategic investments of $1.0 million offset by an increase in capital expenditures of $4.3 million.

Cash flows from financing activities
For the three months ended March 31, 2025, net cash used in financing activities was $171.3 million compared to net cash used in financing activities of $101.3 million for the three months ended March 31, 2024, an increase of $70.0 million. The change was primarily due to an increase in the amounts used to repurchase Class A Common Stock of $16.9 million and an increase in payments of dividends and distributions of $52.5 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of March 31, 2025, we had future minimum payments of $188.4 million, with $14.8 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of March 31, 2025, we had future minimum payments of $64.0 million.
We have commitments for future marketing expenditures to sports stadiums of $2.0 million as of March 31, 2025.

We are subject to certain minimum spend commitments of approximately $11.4 million over the next three years under service arrangements.
Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. The Company’s critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and results of Operations” in our Annual Report on Form 10-K. Refer to Note 2 within the condensed consolidated financial statements for further information.
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
Interest Rate Risk

We had cash and cash equivalents of $87.6 million as of March 31, 2025. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of March 31, 2025, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $442.3 million as of March 31, 2025. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $2.9 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three months ended March 31, 2025.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended March 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 90,950 shares of Class A Common Stock.

Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended March 31, 2025 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program[1]
January 1, 2025 - January 31, 2025	270,833	$23.90	270,833	$46
February 1, 2025 - February 28, 2025	1,647,606	$22.60	1,647,606	$209
March 1, 2025 - March 31, 2025	2,349,319	$24.35	2,349,319	$151
Total	4,267,758	$23.82	4,267,758
[1]Excludes commissions
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022, and increased on November 8, 2023, March 21, 2024, August 5, 2024, and February 2025. The share repurchase program provides for the purchase by the Company of up to $600 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of March 31, 2025, $151,092 remains available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CLEAR SECURE, INC.

Date:	May 8, 2025	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	May 8, 2025	By:	/s/ Jennifer Hsu
Jennifer Hsu
Chief Financial Officer