Form 10-Q
period 2025-06-30
Clear Secure, Inc.
filed 2025-08-05
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of July 31, 2025:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	95,330,547
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	551,787
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	17,413,114
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	19,630,246

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$89,305	$66,892
Marketable securities	516,425	542,605
Accounts receivable	1,054	511
Prepaid revenue share fee	23,857	24,652
Prepaid expenses and other current assets	22,924	27,558
Total current assets	653,565	662,218
Property and equipment, net	53,877	56,869
Right of use asset, net	103,143	108,885
Intangible assets, net	11,296	15,300
Goodwill	62,684	62,757
Restricted cash	2,774	3,456
Other assets	292,693	285,447
Total assets	$1,180,032	$1,194,932
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,760	$18,020
Accrued liabilities	303,894	185,281
Deferred revenue	438,923	439,753
Total current liabilities	749,577	643,054
Other long term liabilities	303,767	313,938
Total liabilities	1,053,344	956,992
Commitments and contingencies (Note 16)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 93,784,994 shares issued and outstanding as of June 30, 2025 and 96,794,826 shares issued and outstanding as of December 31, 2024	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 551,787 shares issued and outstanding as of June 30, 2025 and 677,234 shares issued and outstanding as of December 31, 2024	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 18,913,114 shares issued and outstanding as of June 30, 2025 and 15,287,620 shares issued and outstanding as of December 31, 2024	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 19,630,246 shares issued and outstanding as of June 30, 2025 and 24,896,690 shares issued and outstanding as of December 31, 2024	—	—
Accumulated other comprehensive income	587	343
Treasury stock at cost, 0 shares as of June 30, 2025 and December 31, 2024	—	—
Retained earnings	85,087	83,778
Additional paid-in capital	35,664	114,231
Total stockholders’ equity attributable to Clear Secure, Inc.	121,339	198,353
Non-controlling interest	5,349	39,587
Total stockholders’ equity	126,688	237,940
Total liabilities and stockholders’ equity	$1,180,032	$1,194,932

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$219,467	$186,745	$430,835	$365,794

Operating expenses:
Cost of revenue share fee	31,198	26,093	60,765	50,457
Cost of direct salaries and benefits	47,699	40,085	98,441	80,373
Research and development	18,229	17,411	37,228	37,515
Sales and marketing	14,485	11,007	27,871	22,629
General and administrative	58,532	55,371	113,270	108,261
Depreciation and amortization	6,768	6,441	13,300	12,533
Operating income	42,556	30,337	79,960	54,026

Other income (expense):
Interest income, net	5,805	8,247	11,958	18,172
Other income, net	(4,055)	416	(3,607)	855
Income before tax	44,306	39,000	88,311	73,053
Income tax expense	(6,431)	(409)	(11,853)	(2,374)
Net income	37,875	38,591	76,458	70,679
Less: net income attributable to non-controlling interests	13,153	14,472	26,331	27,754
Net income attributable to Clear Secure, Inc.	$24,722	$24,119	$50,127	$42,925

Net income per share of Class A Common Stock and Class B Common Stock (Note 14)
Net income per common share basic, Class A	$0.26	$0.26	$0.53	$0.46
Net income per common share basic, Class B	$0.26	$0.26	$0.53	$0.46
Net income per common share diluted, Class A	$0.26	$0.26	$0.52	$0.46
Net income per common share diluted, Class B	$0.26	$0.26	$0.52	$0.46
Weighted-average shares of Class A Common Stock outstanding, basic	92,990,661	91,984,045	94,150,710	91,907,842
Weighted-average shares of Class B Common Stock outstanding, basic	612,443	907,234	644,659	907,234
Weighted-average shares of Class A Common Stock outstanding, diluted	94,418,159	92,605,019	95,667,917	92,645,417
Weighted-average shares of Class B Common Stock outstanding, diluted	612,443	907,234	644,659	907,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$37,875	$38,591	$76,458	$70,679
Other comprehensive income (loss)
Currency translation	133	—	112	—
Unrealized gain (loss) on fair value of marketable securities	(41)	(1,227)	234	(4,210)
Total other comprehensive income (loss)	92	(1,227)	346	(4,210)
Comprehensive income	37,967	37,364	76,804	66,469
Less: comprehensive income attributable to non-controlling interests	13,180	14,021	26,433	26,155
Comprehensive income attributable to Clear Secure, Inc.	$24,787	$23,343	$50,371	$40,314

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Retained Earnings	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2025	96,794,826	$1	677,234	$—	15,287,620	$—	24,896,690	$—	$114,231	$343	—	$—	$83,778	$198,353	$39,587	$237,940
Net income	—	—	—	—	—	—	—	—	—	—	—	—	25,405	25,405	13,178	38,583
Other comprehensive income	—	—	—	—	—	—	—	—	—	179	—	—	—	179	75	254
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	5,635	—	—	—	—	5,635	2,368	8,003
Net share settlements of stock-based awards	318,367	—	—	—	—	—	—	—	(1,690)	—	—	—	—	(1,690)	(931)	(2,621)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	(5,011)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,637)	(11,637)
Exchange of shares	90,950	—	—	—	(90,950)	—	—	—	45	—	—	—	—	45	(45)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(11,720)	(11,720)		(11,720)
Special dividend	—	—	—	—	—	—	—	—	—	—	—	—	(25,316)	(25,316)		(25,316)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	173	—	—	—	—	173	—	173
Repurchase and retirement of Class A Common Stock	(4,267,758)	—	—	—	—	—	—	—	(74,374)	—	—	—	—	(74,374)	(28,286)	(102,660)
Balance, March 31, 2025	92,936,385	$1	677,234	$—	15,196,670	$—	24,896,690	$—	$44,020	$522	—	$—	$72,147	$116,690	$9,298	$125,988
Net income	—	—	—	—	—	—	—	—	—	—	—	—	24,722	24,722	13,153	37,875
Other comprehensive income	—	—	—	—	—	—	—	—	—	65	—	—	—	65	27	92
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	7,340	—	—	—	—	7,340	3,071	10,411
Net share settlements of stock-based awards	200,002	—	—	—	—	—	—	—	(1,343)	—	—	—	—	(1,343)	(975)	(2,318)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,828)	(4,828)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,253)	(6,253)
Exchange of shares	1,675,447	—	(125,447)	—	3,716,444	—	(5,266,444)	—	2,437	—	—	—	—	2,437	(2,437)	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(11,782)	(11,782)	—	(11,782)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	1,915	—	—	—	—	1,915	—	1,915
Repurchase and retirement of Class A Common Stock	(1,026,840)	—	—	—		—	—	—	(18,705)	—	—	—	—	(18,705)	(5,707)	(24,412)
Balance, June 30, 2025	93,784,994	$1	551,787	$—	18,913,114	$—	19,630,246	$—	$35,664	$587	—	$—	$85,087	$121,339	$5,349	$126,688
See notes to condensed consolidated financial statements

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2024	91,786,941	$1	907,234	$—	32,234,914	$—	25,796,690	$—	$304,992	$2,050	—	$—	$(73,714)	$233,329	$135,895	$369,224
Net income	—	—	—	—	—	—	—	—	—	—	—	—	18,806	18,806	13,282	32,088
Other comprehensive income	—	—	—	—	—	—	—	—	—	(1,835)	—	—	—	(1,835)	(1,148)	(2,983)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,684	—	—	—	—	6,684	4,185	10,869
Net share settlements of stock-based awards	183,167	—	—	—	—	—	—	—	(1,298)	—	—	—	—	(1,298)	(812)	(2,110)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,564)	(10,564)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,558)	(4,558)
Exchange of shares	1,625,803	—	—	—	(1,625,803)	—	—	—	3	—	—	—	—	3	(3)	—
Dividends	—	—	—	—	—	—	—	—	(8,481)	—	—	—	—	(8,481)	—	(8,481)
Special dividend	—	—	—	—	—	—	—	—	(28,828)	—	—	—	—	(28,828)		(28,828)
Repurchase and retirement of Class A Common Stock	(4,416,759)	—	—	—	—	—	—	—	(52,514)	—	—	—	—	(52,514)	(32,868)	(85,382)
Balance, March 31, 2024	89,179,152	$1	907,234	$—	30,609,111	$—	25,796,690	$—	$220,558	$215	—	$—	$(54,908)	$165,866	$103,409	$269,275
Net income	—	—	—	—	—	—	—	—	—	—	—	—	24,119	24,119	14,472	38,591
Other comprehensive income	—	—	—	—	—	—	—	—	—	(776)	—	—	—	(776)	(451)	(1,227)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,624	—	—	—	—	6,624	3,847	10,471
Net share settlements of stock-based awards	287,541	—	—	—	—	—	—	—	(685)	—	—	—	—	(685)	(1,819)	(2,504)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,018)	(5,018)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,367)	(7,367)
Exchange of shares	6,316,858	—	—	—	(6,316,858)	—	—	—	19,763	—	—	—	—	19,763	(19,763)	—
Dividends	—	—	—	—	—	—	—	—	(9,339)	—	—	—	—	(9,339)	—	(9,339)
Repurchase and retirement of Class A Common Stock	(3,566,853)	—	—	—		—	—	—	(52,036)	—	—	—	—	(52,036)	(12,582)	(64,618)
Balance, June 30, 2024	92,216,698	$1	907,234	$—	24,292,253	$—	25,796,690	$—	$184,885	$(561)	—	$—	$(30,789)	$153,536	$74,728	$228,264

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$76,458	$70,679
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation of property and equipment	11,142	10,728
Amortization of intangible assets	2,158	1,805
Noncash lease expense	3,219	3,180
Impairment of strategic investment	4,719	—
Equity-based compensation	18,091	20,895
Deferred income tax	934	28
Amortization of revolver loan costs	66	136
Gain on divestiture of a business	(635)	—
Premium amortization and (discount accretion), net on marketable securities	(85)	(4,489)
Changes in operating assets and liabilities:
Accounts receivable	(708)	(598)
Prepaid expenses and other assets	6,683	(656)
Prepaid revenue share fee	795	1,811
Accounts payable	(6,871)	(2,624)
Accrued and other long term liabilities	112,439	85,030
Deferred revenue	(824)	11,768
Operating lease liabilities	(6,250)	(2,760)
Net cash provided by operating activities	$221,331	$194,933

Investing activities:
Purchases of marketable securities	(242,914)	(356,079)
Sales of marketable securities	269,466	391,044
Proceeds from divestiture	2,700	—
Purchase of strategic investment	(514)	(1,000)
Purchases of property and equipment	(12,147)	(7,216)
Purchases of intangible assets	—	(318)
Net cash provided by investing activities	$16,591	$26,431

Financing activities:
Repurchase of Class A Common Stock	(126,345)	(150,000)
Payment of dividend	(23,502)	(17,820)
Payment of special dividend	(25,316)	(28,828)
Distributions to members	(9,839)	(15,582)
Tax distribution to members	(25,986)	(24,100)
Payment of taxes on net settled stock-based awards	(4,939)	(4,614)
Other financing activities	(334)	(153)
Net cash used in financing activities	$(216,261)	$(241,097)

Net increase (decrease) in cash, cash equivalents, and restricted cash	21,661	(19,733)
Cash, cash equivalents, and restricted cash, beginning of period	70,348	62,401
Exchange rate effect on cash and cash equivalents, and restricted cash	70	37
Cash, cash equivalents, and restricted cash, end of period	$92,079	$42,705

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$89,305	$39,108
Restricted cash	2,774	3,597
Total cash, cash equivalents, and restricted cash	$92,079	$42,705
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

The Company operates a secure identity network under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR+, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 59 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 62 airports and 207 retail locations (as of the date of this filing), which offers consumers increased choice in how and where to sign up for this popular trusted traveler program; our free flagship CLEAR app, which offers consumer products like Home-to-Gate, a feature to help travelers plan and time their trip to the airport; CLEAR Mobile at 4 domestic airports (as of the date of this filing), which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR+ Members and available to all travelers by purchasing a day pass—valid for 24 hours; CLEAR Concierge, our curb-to-gate service where our Ambassadors guide Members through the airport; CLEAR Perks, our suite of benefits to help CLEAR+ Members win every step of their travel journey; and CLEAR1, our business to business (“B2B”) offering, which enables our partners to leverage our digital identity technology and embedded Member base to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. For the three and six months ended June 30, 2025 and 2024, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and six months ended June 30, 2025 and 2024, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the six months ended June 30, 2025.

2025
Balance as of January 1	$439,753
Deferral of revenue	415,981
Recognition of deferred revenue	(416,811)
Balance as of June 30	$438,923
The Company has obligations for refunds and other similar items of $3,743 as of June 30, 2025 recorded within accrued liabilities.

During the six months ended June 30, 2025 and 2024, the Company recognized $338,311 and $273,062, respectively, of revenue which was included in the opening deferred revenue balances.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
Prepaid software licenses	$11,051	$12,002
Prepaid insurance costs	601	2,443
Other current assets	11,272	13,113
Total	$22,924	$27,558
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
The contractual maturities of investments classified as marketable securities are as follows:

	June 30, 2025	December 31, 2024
Due within 1 year	$351,873	$365,655
Due after 1 year through 2 years	164,552	176,950
Total marketable securities	$516,425	$542,605
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at June 30, 2025 and December 31, 2024.

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$3,440	$—	$(5)	$3,435	2
U.S. Treasuries	100,008	69	(126)	99,951	1
Corporate bonds	280,090	667	(85)	280,672	2
Money market funds measured at NAV (a)	132,367	—	—	132,367	N/A
Total marketable securities	$515,905	$736	$(216)	$516,425

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
Of the total marketable securities held at fair value as of June 30, 2025, none were in a continuous unrealized loss position for 12 months or longer. The Company had no continuous unrealized loss positions in relation to marketable securities as of June 30, 2025 or December 31, 2024 that were as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of June 30, 2025 and December 31, 2024 consist of the following:

	Depreciation Period in Years	June 30, 2025	December 31, 2024
Internally developed software	3 - 5	$74,776	$68,532
Acquired software	3	6,441	6,441
Equipment	5	51,893	42,419
Leasehold improvements	1 - 15	8,120	8,120
Furniture and fixtures	5	14,157	13,991
Construction in progress		895	8,755
Total property and equipment, cost		156,282	148,258
Less: accumulated depreciation		(102,405)	(91,389)
Total property and equipment, net		$53,877	$56,869
Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2025 and 2024 was $5,710 and $5,560, respectively, and $11,142 and $10,728 for the six months ended June 30, 2025 and 2024, respectively.
During the three months ended June 30, 2025 and 2024, $4,071 and 1,756 , respectively, were capitalized in connection with internally developed software inclusive of $118 and $241 of equity-based compensation, respectively. During the six months ended June 30, 2025 and 2024, $6,244 and $3,583, respectively, were capitalized in connection with internally developed software inclusive of $323 and $445 of equity-based compensation, respectively.
Amortization expense on internally developed software was $3,151 and $3,254 for the three months ended June 30, 2025 and 2024, respectively, and $6,462 and $6,416 for the six months ended June 30, 2025 and 2024, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During the three and six months ended June 30, 2025 and 2024, the Company recognized no impairment charges related to its property and equipment, net.
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of June 30, 2025 were $416 and $57, respectively, and $450 and $115 as of June 30, 2024, respectively.
7. Leases
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2025 and 2024 was $4,908 and $3,740, respectively, and $8,807 and $7,472 for the six months ended June 30, 2025 and 2024, respectively. The Company had $444 sublease income for both the three months ended June 30, 2025 and 2024, and $888 sublease income for both the six months ended June 30, 2025 and 2024, respectively.
8. Intangible Assets, net
See below for Intangible assets, net as of June 30, 2025 and December 31, 2024:

	Weighted Average Useful Life in Years	June 30, 2025	December 31, 2024
Patents	20.0	$2,518	$2,518
Acquired intangibles - technology	3.0	3,830	5,130
Acquired intangibles - customer relationships	5.7	15,770	18,370
Acquired intangibles - brand names	3.0	400	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		22,828	26,828
Less: accumulated amortization		(11,532)	(11,528)
Intangible assets, net		$11,296	$15,300
Amortization expense on intangible assets for the three months ended June 30, 2025 and 2024 was $1,058 and $881, respectively, and $2,158 and $1,805 for the six months ended June 30, 2025 and 2024, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
9. Restricted Cash
As of June 30, 2025 and December 31, 2024, the Company maintained bank deposits of $2,774 and $3,456, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
10. Other Assets
Other assets consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Strategic investment	2,795	7,000
Deferred tax asset	287,064	274,678
Other long-term assets	1,832	2,767
Total	$292,693	$285,447

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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
As the investment does not have a readily determinable fair value, the Company elected the measurement alternative to record the investment at initial cost less impairments, if any, adjusted for observable changes in fair value for identical or similar investments of the same issuer. Adjustments resulting from these fluctuations are recorded within other income (expense) on the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded an impairment of $4.7 million in relation to its strategic investment due to a fair value adjustment.
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$13,997	$18,500
Accrued partnership liabilities	237,771	123,991
Lease liability	5,472	6,159
Tax receivable agreement liability - short term (See Note 15)	16,308	334
Other accrued liabilities	30,346	36,297
Total	$303,894	$185,281
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the second half of the current year.
Other long term liabilities consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Deferred tax liability	$357	$948
Lease liability	109,534	115,096
Tax receivable agreement liability - long term (See Note 15)	192,200	196,468
Other long term liabilities	1,676	1,426
Total	$303,767	$313,938

12. Stockholders’ Equity
Common Stock
The Company has issued and will issue shares of its common stock as a result of transactions in relation to exchanges and vesting of restricted stock units (“RSUs”).
Treasury Stock
The Company's treasury stock consists of shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors (the “Board”). The Company’s treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.

Share Repurchases

During the six months ended June 30, 2025, the Company repurchased and retired 5,294,598 shares of its Class A Common Stock for $126,345 at an average price of $23.86. As of June 30, 2025, $126,508 remained available under the repurchase authorization.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The Inflation Reduction Act imposes a tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the six months ended June 30, 2025, the Company recorded an accrual of $727 related to this tax within its condensed consolidated financial statements. Refer to Note 15 for further information regarding the Inflation Reduction Act.
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

On May 6, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on June 17, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2025. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members, including the Company.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our co-founder, Caryn Seidman Becker (the “Co-Founder”), and members of Alclear. The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C Common Stock for Class A Common Stock or Class D Common Stock for Class B Common Stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A Common Stock or B Common Stock and additional paid-in-capital for the Company. Upon the issuance of shares Class A Common Stock or B Common Stock, the Company issues a proportionate number of Alclear Units in conjunction with the terms of the Reorganization.
During the six months ended June 30, 2025, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 1,766,397 shares of Class A Common Stock, including those issued in connection with the subsequent conversion of Class B Common Stock into shares of Class A Common Stock.
The non-controlling interest ownership percentage declined from 29.20% as of December 31, 2024 to 29.01% as of June 30, 2025.

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
The following is a summary of activity related to the RSUs associated with compensation arrangements during the six months ended June 30, 2025:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2025	3,823,077	$21.45
Granted	2,904,731	23.06
Vested	(717,288)	21.61
Forfeited	(963,604)	20.69
Unvested balance as of June 30, 2025	5,046,916	$22.49
The following is a schedule of the expected vesting period for unvested RSUs as of June 30, 2025:

Unvested RSU’s
Expected to vest within 1 year	1,874,065
Expected to vest between 1 to 2 years	1,569,772
Expected to vest between 2 to 3 years	1,603,079
Unvested balance as of June 30, 2025	5,046,916
Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of direct salaries and benefits	$97	$154	$234	$280
Research and development	3,259	2,411	6,356	5,964
Sales and marketing	272	255	412	488
General and administrative	5,645	4,375	9,073	8,139
Total	$9,273	$7,195	$16,075	$14,871
As of June 30, 2025, estimated unrecognized expense for RSUs that are probable of vesting was $85,878 with such expense to be recognized over a weighted-average period of approximately 2.37 years.

Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for our co-founders, Caryn Seidman Becker and Kenneth Cornick, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
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
As of June 30, 2025, estimated unrecognized expense for Founder PSUs was none.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	9,273	7,195	16,075	14,871
Founder PSUs	1,019	3,035	2,016	6,024
Total	$10,292	$10,230	$18,091	$20,895

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of direct salaries and benefits	$97	$154	$234	$280
Research and development	3,259	2,411	6,356	5,964
Sales and marketing	272	256	412	488
General and administrative	6,664	7,409	11,089	14,163
Total	$10,292	$10,230	$18,091	$20,895

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
14. Net Income per Common Share
Below is the calculation of basic and diluted net income per common share:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$24,560	$162	$23,884	$236
Weighted-average number of shares outstanding, basic	92,990,661	612,443	91,984,045	907,234
Net income per common share, basic:	$0.26	$0.26	$0.26	$0.26
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$24,560	$162	$23,884	$236
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	57	(2)	31	(1)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	24,617	160	23,915	234
Weighted-average number of shares outstanding used to calculate net income per common share, basic	92,990,661	612,443	91,984,045	907,234
Effect of dilutive shares	1,427,498	—	620,974	—
Weighted-average number of shares outstanding, diluted	94,418,159	612,443	92,605,019	907,234
Net income per common share, diluted:	$0.26	$0.26	$0.26	$0.26

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$49,785	$341	$42,507	$419
Weighted-average number of shares outstanding, basic	94,150,710	644,659	91,907,842	907,234
Net income per common share, basic:	$0.53	$0.53	$0.46	$0.46
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$49,785	$341	$42,507	$419
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	215	(4)	218	(1)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	50,000	337	42,725	418
Weighted-average number of shares outstanding used to calculate net income per common share, basic	94,150,710	644,659	91,907,842	907,234
Effect of dilutive shares	1,517,207	—	737,575	—
Weighted-average number of shares outstanding, diluted	95,667,917	644,659	92,645,417	907,234
Net income per common share, diluted:	$0.52	$0.52	$0.46	$0.46

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A and Class B Common Stock for the three and six months ended June 30, 2025 and 2024:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three and Six Months Ended June 30, 2025
	Class A	Class B
Exchangeable Alclear Units	18,913,114	19,630,246
RSU’s	155,721	—
Total	19,068,835	19,630,246

	Three and Six Months Ended June 30, 2024
	Class A	Class B
Exchangeable Alclear Units	24,292,253	25,796,690
RSU’s	749,301	—
Total	25,041,554	25,796,690

For both the three and six months ended June 30, 2025, the Company has excluded 5,077,231 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
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

The Company reported a tax expense of $6,431 on a pretax income of $44,306 for the three months ended June 30, 2025 as compared to a tax expense of $409 on a pretax income of $39,000 for the three months ended June 30, 2024. This resulted in an effective tax rate of 14.5% for the three months ended June 30, 2025 as compared to 1.0% percent for the three months ended June 30, 2024. The Company reported a tax expense of $11,853 on a pretax income of $88,311 for the six months ended June 30, 2025, as compared to a tax expense of $2,374 on a pretax income of $73,053 for the six months ended June 30, 2024. This resulted in an effective tax rate of 13.4% for the six months ended June 30, 2025 as compared to 3.2% for the six months ended June 30, 2024. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) impact of state and foreign taxes, and (3) movement in valuation allowance. The Company paid $8,304 and $8,824, respectively, in estimated income taxes for the three and six months ended June 30, 2025, respectively.
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

During the six months ended June 30, 2025, the Company repurchased 5,294,598 shares of its Class A Common Stock and recorded a liability of $727 related to the 1% excise tax on the fair market value of net stock repurchases made as of June 30, 2025.

Recent U.S. Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
statements, the Company has not completed its assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.
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

During the six months ended June 30, 2025, the Company issued 1,640,950 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 12 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the TRA mirrors the recognition related to its deferred tax assets. As of June 30, 2025, the Company has recognized the deferred tax asset of $245,303 for the step-up in tax basis, as the asset is more-likely-than-not to be realized. As a result, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable agreement liability of $208,508 of which $16,308 is expected to be paid within twelve months June 30, 2025 and is recorded within accrued expenses in the accompanying balance sheet.

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

For the six months ended June 30, 2025, Alclear paid tax distributions totaling $25,986 to holders of Alclear Units other than Clear Secure, Inc. and the state tax authorities, and recorded a liability of $4,809 to holders of Alclear Units other than the Company.

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
Commitments other than leases
The Company is subject to minimum spend commitments of $9,172 over the next three years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of June 30, 2025:

2025	$17,593
2026	22,125
2027	13,857
2028	10,646
2029	2,416
Thereafter	921
Total	$67,558
The Company has commitments for future marketing expenditures to sports stadiums of $3,879 through 2027. For the three months ended June 30, 2025 and 2024, marketing expenses related to sports stadiums were $1,483 and $1,167, respectively. For the six months ended June 30, 2025 and 2024 marketing expenses related to sports stadiums were $2,747 and $2,416, respectively.
17. Related Party Transactions
As of June 30, 2025, and December 31, 2024, the Company had total payables to certain related parties of none and $3,540, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded none and $2,716, respectively, in cost of revenue share fee within the condensed consolidated statements of operations, in connection with certain related parties. The entity previously disclosed as a related party in prior periods no longer meets the criteria for classification as a related party as of June 30, 2025.
Refer to Note 15 for information regarding the TRA liability.
18. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended June 30, 2025 and 2024, the Company recorded expense of $1,199 and $446, respectively, within the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recorded expense of $2,601 and $1,348, respectively, within the condensed consolidated statements of operations.
19. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders (the “Credit Agreement”). In April 2021, the Company entered into Amendment No. 1 to the Credit

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The Company incurred immaterial debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35,000 to $50,000. The line of credit has not been drawn against as of June 30, 2025. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.
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

As of June 30, 2025, the Company had a remaining borrowing capacity of $66,408, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of June 30, 2025, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
20. Segment Information

The Company is organized and operates as a single operating and reportable segment, which aligns with the way the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, evaluates financial performance and results and allocates resources based on the consolidated results of the Company as a whole. The Company's operations are primarily focused on growing and maintaining its secure identity network across multiple offerings in both aviation and non-aviation channels. See Note 1 for further information on the Company’s operations and services from which it derives its revenues.

Operating income and assets are managed at the consolidated level, and there are no separate components that are regularly reviewed for performance or allocation of resources. Consolidated operating income as reported in the financial statements is used by the CODM to monitor budget versus actual results, review performance and allocate resources. The Company’s condensed consolidated financial statements within this Quarterly Report on Form 10-Q reflect the Company’s operations for its single operating and reportable segment.

Total revenues and long-lived assets outside of the United States are immaterial for each of the three and six months ended June 30, 2025 and 2024.
21. Subsequent Events

Quarterly Dividend

On August 5, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on September 17, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on September 10, 2025 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total Bookings (in millions)	$222.9	$197.0	$25.9	13%	$430.1	$377.6	$52.5	14%
Total Bookings increased by $25.9 million, or 13%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
Total Bookings increased by $52.5 million, or 14%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
Total Cumulative Enrollments
We define Total Cumulative Enrollments as the number of enrollments since inception as of the end of the period. An Enrollment is defined as any Member who has registered for the CLEAR platform since inception and has a profile (including limited time free trials regardless of conversion to paid membership) net of duplicate and/or purged accounts. This includes CLEAR+ Members who have completed enrollment with CLEAR and have activated a payment method at any time, plus associated family accounts. Management views this metric as an important tool to analyze the efficacy of our growth and marketing initiatives as new Members are potentially a current and leading indicator of revenues.

	As of June 30,
	2025	2024	Change	% Change
Total Cumulative Enrollments (in thousands)	33,472	24,221	9,251	38%
Total Cumulative Enrollments were 33,472 as of June 30, 2025 and 24,221 as of June 30, 2024, which represented a 38% increase. The year-over-year increase was driven by CLEAR1 and CLEAR+ Member enrollments.
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

	As of June 30,
	2025	2024	Change	% Change
Total Cumulative Platform Uses (in thousands)	264,830	206,673	58,157	28%

Total Cumulative Platform Uses was 264,830 as of June 30, 2025 and 206,673 as of June 30, 2024, which represented a 28% increase, driven by CLEAR+ verifications combined with increased contributions from CLEAR1 uses.

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

	As of June 30,
	2025	2024	% Change
Active CLEAR+ Members	7,626	7,095	7%

Active CLEAR+ Members was 7,626 as of June 30, 2025 and 7,095 as of June 30, 2024, which represented a 7% increase, driven by new Members added through new and existing airports as well as partner and organic channels.

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

	As of June 30,
	2025	2024	% Change
Annual CLEAR+ Gross Dollar Retention	87.3%	89.3%	(2.0%)
Annual CLEAR+ Gross Dollar Retention was 87.3% as of June 30, 2025 and 89.3% as of June 30, 2024, a year-over-year decrease of 2.0%. The year-over-year change was driven primarily by a lower increase in pricing as compared to the prior period.

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

	As of June 30,
	2025		2024	% Change
Annual CLEAR+ Member Usage	7.0x	x	7.4x	(5%)

Annual Usage was 7.0x as of June 30, 2025 and 7.4x as of June 30, 2024, which represented a 5% decrease. The decrease was driven by both lower utilization for newer Members and a decrease in utilization for existing Members.

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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$37,875	$38,591	$76,458	$70,679
Income tax (benefit) expense	6,431	409	11,853	2,374
Interest income, net	(5,805)	(8,247)	(11,958)	(18,172)
Other expense, net	4,499	28	4,504	33
Depreciation and amortization	6,768	6,441	13,300	12,533
Equity-based compensation expense	10,292	10,230	18,091	20,895
Adjusted EBITDA	$60,060	$47,452	$112,248	$88,342

Revenue	$219,467	$186,745	$430,835	$365,794
Net income Margin	17.3%	20.7%	17.7%	19.3%
Adjusted EBITDA Margin	27.4%	25.4%	26.1%	24.2%
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$122,984	$114,584	$221,331	$194,933
Purchases of property and equipment	(5,063)	(4,440)	(12,147)	(7,216)
Free Cash Flow	$117,921	$110,144	$209,184	$187,717
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

Operating Expenses
Cost of revenue share fee
The Company operates as a concessionaire in airports and shares a portion of the gross receipts generated both from the Company’s Members and from TSA PreCheck® Enrollment Provided by CLEAR with the host airports, retail locations, and/or airlines (“Revenue Share”). The Revenue Share fee from CLEAR+ Members is generally prepaid to the host airport in the period collected from the Member. The Revenue Share fee is generally capitalized and subsequently amortized to operating expense over each Member’s subscription period. Such prepayments are recorded in “Prepaid revenue share fee” in the Company’s condensed consolidated balance sheets. Cost of revenue share fee also includes a fixed fee component which is expensed in the period incurred and certain overhead related expenses paid to the airports in relation to our Revenue Share arrangements.
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
Provision for income taxes
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

Comparison of the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$219.5	$186.7	$32.7	18%
Operating expenses:
Cost of revenue share fee	31.2	26.1	5.1	20%
Cost of direct salaries and benefits	47.7	40.1	7.6	19%
Research and development	18.2	17.4	0.8	5%
Sales and marketing	14.5	11.0	3.5	32%
General and administrative	58.5	55.4	3.2	6%
Depreciation and amortization	6.8	6.4	0.3	5%
Operating income	42.6	30.3	12.2	40%
Other income (expense)
Interest income, net	5.8	8.2	(2.4)	(30)%
Other income, net	(4.1)	0.4	(4.5)	(1075)%
Income before tax	44.3	39.0	5.3	14%
Income tax expense	(6.4)	(0.4)	(6.0)	1472%
Net income	$37.9	$38.6	$(0.7)	(2)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$430.8	$365.8	$65.0	18%
Operating expenses:
Cost of revenue share fee	60.8	50.5	10.3	20%
Cost of direct salaries and benefits	98.4	80.4	18.0	22%
Research and development	37.2	37.5	(0.3)	(1)%
Sales and marketing	27.9	22.6	5.3	23%
General and administrative	113.3	108.3	5.0	5%
Depreciation and amortization	13.3	12.5	0.8	6%
Operating income	80.0	54.0	26.0	48%
Other income (expense)
Interest income, net	12.0	18.2	(6.2)	(34)%
Other income, net	(3.6)	0.9	(4.5)	(522)%
Income before tax	88.3	73.1	15.2	21%
Income tax expense	(11.9)	(2.4)	(9.5)	399%
Net income	$76.5	$70.7	$5.8	8%
Information about our operating results for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is set forth below:

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$219.5	$186.7	$32.7	18%	$430.8	$365.8	$65.0	18%

Revenue increased by $32.7 million, or 18%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was primarily due to a 7% increase in the number of CLEAR+ Members as of June 30, 2025 compared to June 30, 2024 and increases to the price of CLEAR+ membership compared to the price as of June 30, 2024.

Approximately 27% and 29%, respectively, of paying CLEAR+ Members were on a family plan as of June 30, 2025 and 2024, respectively.

Revenue increased by $65.0 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was primarily due to a 7% increase in the number of CLEAR+ Members as of June 30, 2025 compared to June 30, 2024 and increases to the price of a CLEAR+ membership compared to the price as of June 30, 2024. Approximately 27% and 29%, respectively, of paying CLEAR+ Members were on a family plan as of June 30, 2025 and 2024, respectively.
Cost of revenue share fee

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenue share fee	$31.2	$26.1	$5.1	20%	$60.8	$50.5	$10.3	20%
Cost of revenue share fee increased by $5.1 million, or 20%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was driven primarily by an increase of $2.0 million, or a 23% increase, in fixed airport fees and $3.1 million, or a 18% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by none and $0.6 million in the three months ended June 30, 2025 and 2024, respectively.

Cost of revenue share fee increased by $10.3 million, or 20%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was driven primarily by an increase of $3.8 million, or a 24% increase, in fixed airport fees and $6.5 million, or a 19% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by none and $2.4 million in the six months ended June 30, 2025 and 2024, respectively.
Cost of direct salaries and benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of direct salaries and benefits	$47.7	$40.1	$7.6	19%	$98.4	$80.4	$18.0	22%
Cost of direct salaries and benefits expenses increased by $7.6 million, or 19%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was primarily due to increased employee compensation costs of $7.1 million caused by wage increases, a change to our Ambassador compensation structure, and higher average employee count.
Cost of direct salaries and benefits expenses increased by $18.0 million, or 22%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was primarily due to increased employee compensation costs of $16.5 million caused by wage increases, a change to our compensation structure and higher average employee count.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$18.2	$17.4	$0.8	5%	$37.2	$37.5	$(0.3)	(1)%
Research and development expenses increased by $0.8 million, or 5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was primarily due to $0.9 million of increased employee compensation costs.
Research and development expenses decreased by $0.3 million, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was primarily due to a decrease in employee compensation costs of $0.7 million, inclusive of $1.3 million in severance related to the closure of our Israel office during the six months ended June 30, 2024. The decrease was partially offset by a $0.2 million increase in technology costs and $0.2 million higher professional fees.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$14.5	$11.0	$3.5	32%	$27.9	$22.6	$5.3	23%
Sales and marketing expenses increased by $3.5 million, or 32%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was driven primarily by $2.3 million of higher discretionary marketing expense, $0.2 million of higher professional fees, and $0.1 million of higher employee compensations costs.
Sales and marketing expenses increased by $5.3 million, or 23%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was driven primarily by $5.0 million of higher discretionary marketing expense and $0.5 million of higher employee compensation costs, partially offset by a $0.9 million decrease in commissions resulting from changes to our Ambassador compensation structure.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative	$58.5	$55.4	$3.2	6%	$113.3	$108.3	$5.0	5%
General and administrative expenses increased by $3.2 million, or 6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was primarily driven by a $1.7 million increase in credit card fees due to higher bookings, $0.8 million of higher employee compensation costs and $0.4 million of higher professional fees.
General and administrative expenses increased by $5.0 million, or 5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was primarily driven by a $3.3 million increase in credit card fees due to higher bookings and $1.9 million of higher professional fees, partially offset by a $0.9 million decrease in employee compensation costs.

Other income (expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income, net	$5.8	$8.2	$(2.4)	(30)%	$12.0	$18.2	$(6.2)	(34)%

Interest income, net decreased by $2.4 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily driven by lower average interest rates and a lower average cash balances for the three months ended June 30, 2025.

Interest income, net decreased by $6.2 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by lower average interest rates and a lower average cash balances for the six months ended June 30, 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income, net	$(4.1)	$0.4	$(4.5)	(1075)%	$(3.6)	$0.9	$(4.5)	(522)%

Other income, net decreased by $4.5 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was driven primarily by the impairment of $4.7 million to the Company’s strategic investment due to a fair value adjustment.
Other income, net decreased by $4.5 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was driven primarily by the impairment of $4.7 million to the Company’s strategic investment due to a fair value adjustment.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income tax expense	$(6.4)	$(0.4)	$(6.0)	1472%	$(11.9)	$(2.4)	$(9.5)	399%

Income tax expense increased by $6.0 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was primarily due to the realization of U.S. deferred tax expense because of valuation allowance release as of December 31, 2024 and increased book income.

Income tax expense increased by $9.5 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was primarily due to the realization of U.S. deferred tax expense because of valuation allowance release as of December 31, 2024 and increased book income.
Liquidity and Capital Resources
Our operations have been financed primarily through cash flow from operating activities. As of June 30, 2025, we had cash and cash equivalents of $89.3 million and marketable securities of $516.4 million.
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
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On each of November 8, 2023, March 21, 2024 and August 5, 2024, the Company announced that its Board authorized a $100 million increase to its existing Class A Common Stock share repurchase program, and in February 2025, the Company announced that its Board authorized an additional $200 million increase. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the six months ended June 30, 2025, the Company repurchased 5,294,598 shares for $126.3 million. The repurchased shares were retired. As of June 30, 2025, $126.5 million remained available under the repurchase authorization.
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

On May 6, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on June 17, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2025. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members, including the Company.

On August 5, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on September 17, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on September 10, 2025 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

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
Credit Agreement
On March 31, 2020, we entered into a credit agreement (as amended, restated or otherwise modified, the “Credit Agreement”) for a three-year $50 million revolving credit facility with a maturity date of March 31, 2023 (which has since been amended to extend the maturity date to June 28, 2026). Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, London Interbank Offered Rate (“LIBOR”) or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility, in the amount of $50 million. In June 2023, the Company entered into a second amendment to the Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026.

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

As of June 30, 2025, the Company had a remaining borrowing capacity of $66.4 million, net of standby letters of credit, and had no outstanding debt obligations. As of June 30, 2025, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 19 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash provided by operating activities	$221.3	$194.9	$26.4
Net cash provided by investing activities	16.6	26.4	(9.8)
Net cash used in financing activities	(216.3)	(241.1)	24.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	21.7	(19.7)	41.4
Cash, cash equivalents, and restricted cash, beginning of year	70.3	68.9	1.4
Net exchange differences on cash, cash equivalents, and restricted cash	0.1	—	—
Cash, cash equivalents, and restricted cash, end of period	$92.1	$42.7	$49.4
Cash flows from operating activities
For the six months ended June 30, 2025, net cash provided by operating activities was $221.3 million compared to net cash provided by operating activities of $194.9 million for the six months ended June 30, 2024, an increase of $26.4 million primarily due to higher net income, year-over-year favorable changes in working capital of $13.3 million driven by higher partnership liabilities, and an increase in non-cash adjustments to net income of $7.3 million driven by an impairment of the Company’s strategic investment and lower discount accretion on marketable securities.

Cash flows from investing activities

For the six months ended June 30, 2025 net cash provided by investing activities was $16.6 compared to net cash used in investing activities of $26.4 for the six months ended June 30, 2024, a decrease of $9.8 million. The change was primarily due to a decrease in the net sales of marketable securities of $8.5 million, an increase in capital expenditures of $4.9 million, offset by proceeds from a divestiture of $2.7 million.

Cash flows from financing activities
For the six months ended June 30, 2025, net cash used in financing activities was $216.3 million compared to net cash used in financing activities of $241.1 million for the six months ended June 30, 2024, an increase of $24.8 million. The change was primarily due to a decrease in the amounts used to repurchase Class A Common Stock of $23.7 million and a decrease in payments of dividends and distributions of $1.7 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of June 30, 2025, we had future minimum payments of $200.2 million, with $15.0 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of June 30, 2025, we had future minimum payments of $67.6 million.
We have commitments for future marketing expenditures to sports stadiums of $3.9 million as of June 30, 2025.

We are subject to certain minimum spend commitments of approximately $9.2 million over the next three years under service arrangements.
Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The Company's critical accounting policies and estimates are described under the heading “Management's Discussion and Analysis of Financial Condition and Results
of Operations” in our Annual Report on Form 10-K. Additionally, please refer to Note 2 within the condensed consolidated financial statements for further information on our critical accounting policies and estimates.
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
Interest Rate Risk

We had cash and cash equivalents of $89.3 million as of June 30, 2025. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of June 30, 2025, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $516.4 million as of June 30, 2025. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $2.6 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and six months ended June 30, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the quarter ended June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended June 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities
During the six months ended June 30, 2025, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 1,766,397 shares of Class A Common Stock.
Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended June 30, 2025 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program[1]
April 1, 2025 - April 30, 2025	610,323	$23.92	610,323	$133.7
May 1, 2025 - May 31, 2025	416,517	$23.97	416,517	$126.5
June 1, 2025 - June 30, 2025	—	$—	—	$126.5
Total	1,026,840	$23.94	1,026,840
[1]Excludes commissions
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022, and increased on November 8, 2023, March 21, 2024, August 5, 2024, and February 2025. The share repurchase program provides for the purchase by the Company of up to $600 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of June 30, 2025, $126.5 million remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CLEAR SECURE, INC.

Date:	August 5, 2025	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	August 5, 2025	By:	/s/ Jennifer Hsu
Jennifer Hsu
Chief Financial Officer