Form 10-Q
period 2025-09-30
Clear Secure, Inc.
filed 2025-11-06
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of November 3, 2025:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	97,432,378
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	351,787
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	15,745,891
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	19,630,246

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$75,766	$66,892
Marketable securities	454,876	542,605
Accounts receivable	1,631	511
Prepaid revenue share fee	26,494	24,652
Prepaid expenses and other current assets	30,271	27,558
Total current assets	589,038	662,218
Property and equipment, net	54,850	56,869
Right of use asset, net	101,603	108,885
Intangible assets, net	10,260	15,300
Goodwill	62,684	62,757
Restricted cash	2,765	3,456
Other assets	304,547	285,447
Total assets	$1,125,747	$1,194,932
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,358	$18,020
Accrued liabilities	154,534	185,281
Deferred revenue	469,793	439,753
Total current liabilities	632,685	643,054
Other long term liabilities	327,061	313,938
Total liabilities	959,746	956,992
Commitments and contingencies (Note 16)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 97,194,264 and 97,193,561 shares issued and outstanding, respectively, as of September 30, 2025 and 96,794,826 shares issued and outstanding as of December 31, 2024	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 351,787 shares issued and outstanding as of September 30, 2025 and 677,234 shares issued and outstanding as of December 31, 2024	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 15,945,891 shares issued and outstanding as of September 30, 2025 and 15,287,620 shares issued and outstanding as of December 31, 2024	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 19,630,246 shares issued and outstanding as of September 30, 2025 and 24,896,690 shares issued and outstanding as of December 31, 2024	—	—
Accumulated other comprehensive income	808	343
Treasury stock at cost, 0 shares as of September 30, 2025 and December 31, 2024	—	—
Retained earnings	101,247	83,778
Additional paid-in capital	46,513	114,231
Total stockholders’ equity attributable to Clear Secure, Inc.	148,569	198,353
Non-controlling interest	17,432	39,587
Total stockholders’ equity	166,001	237,940
Total liabilities and stockholders’ equity	$1,125,747	$1,194,932

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$229,193	$198,424	$660,028	$564,218

Operating expenses:
Cost of revenue share fee	31,679	28,592	92,444	79,049
Cost of direct salaries and benefits	47,728	44,825	146,169	125,198
Research and development	17,996	17,424	55,224	54,939
Sales and marketing	12,938	11,607	40,809	34,236
General and administrative	58,816	53,919	172,086	162,180
Depreciation and amortization	7,424	6,970	20,724	19,503
Operating income	52,612	35,087	132,572	89,113

Other income (expense):
Interest income, net	6,622	7,252	18,580	25,424
Other income (expense), net	1,641	436	(1,966)	1,291
Income before tax	60,875	42,775	149,186	115,828
Income tax expense	(15,731)	(4,751)	(27,584)	(7,125)
Net income	45,144	38,024	121,602	108,703
Less: net income attributable to non-controlling interests	16,865	14,559	43,196	42,313
Net income attributable to Clear Secure, Inc.	$28,279	$23,465	$78,406	$66,390

Net income per share of Class A Common Stock and Class B Common Stock (Note 14)
Net income per common share basic, Class A	$0.29	$0.25	$0.82	$0.71
Net income per common share basic, Class B	$0.29	$0.25	$0.82	$0.71
Net income per common share diluted, Class A	$0.29	$0.25	$0.81	$0.71
Net income per common share diluted, Class B	$0.29	$0.25	$0.81	$0.71
Weighted-average shares of Class A Common Stock outstanding, basic	95,912,490	92,702,778	94,744,889	92,174,755
Weighted-average shares of Class B Common Stock outstanding, basic	503,961	891,582	597,245	901,979
Weighted-average shares of Class A Common Stock outstanding, diluted	97,832,791	94,279,071	96,465,599	93,263,943
Weighted-average shares of Class B Common Stock outstanding, diluted	503,961	891,582	597,245	901,979

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$45,144	$38,024	$121,602	$108,703
Other comprehensive income (loss)
Currency translation	26	14	138	14
Unrealized gain (loss) on fair value of marketable securities	280	3,046	514	(1,164)
Total other comprehensive income (loss)	306	3,060	652	(1,150)
Comprehensive income	45,450	41,084	122,254	107,553
Less: comprehensive income attributable to non-controlling interests	16,950	15,586	43,383	41,741
Comprehensive income attributable to Clear Secure, Inc.	$28,500	$25,498	$78,871	$65,812

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Retained Earnings	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2025	96,794,826	$1	677,234	$—	15,287,620	$—	24,896,690	$—	$114,231	$343	—	$—	$83,778	$198,353	$39,587	$237,940
Net income	—	—	—	—	—	—	—	—	—	—	—	—	25,405	25,405	13,178	38,583
Other comprehensive income	—	—	—	—	—	—	—	—	—	179	—	—	—	179	75	254
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	5,635	—	—	—	—	5,635	2,368	8,003
Net share settlements of stock-based awards	318,367	—	—	—	—	—	—	—	(1,690)	—	—	—	—	(1,690)	(931)	(2,621)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	(5,011)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,637)	(11,637)
Exchange of shares	90,950	—	—	—	(90,950)	—	—	—	45	—	—	—	—	45	(45)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(11,720)	(11,720)		(11,720)
Special dividend	—	—	—	—	—	—	—	—	—	—	—	—	(25,316)	(25,316)		(25,316)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	173	—	—	—	—	173	—	173
Repurchase and retirement of Class A Common Stock	(4,267,758)	—	—	—	—	—	—	—	(74,374)	—	—	—	—	(74,374)	(28,286)	(102,660)
Balance, March 31, 2025	92,936,385	$1	677,234	$—	15,196,670	$—	24,896,690	$—	$44,020	$522	—	$—	$72,147	$116,690	$9,298	$125,988
Net income	—	—	—	—	—	—	—	—	—	—	—	—	24,722	24,722	13,153	37,875
Other comprehensive income	—	—	—	—	—	—	—	—	—	65	—	—	—	65	27	92
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	7,340	—	—	—	—	7,340	3,071	10,411
Net share settlements of stock-based awards	200,002	—	—	—	—	—	—	—	(1,343)	—	—	—	—	(1,343)	(975)	(2,318)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,828)	(4,828)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,253)	(6,253)
Exchange of shares	1,675,447	—	(125,447)	—	3,716,444	—	(5,266,444)	—	2,437	—	—	—	—	2,437	(2,437)	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(11,782)	(11,782)	—	(11,782)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	1,915	—	—	—	—	1,915	—	1,915
Repurchase and retirement of Class A Common Stock	(1,026,840)	—	—	—		—	—	—	(18,705)	—	—	—	—	(18,705)	(5,707)	(24,412)
Balance, June 30, 2025	93,784,994	$1	551,787	$—	18,913,114	$—	19,630,246	$—	$35,664	$587	—	$—	$85,087	$121,339	$5,349	$126,688

Balance, June 30, 2025	93,784,994	$1	551,787	$—	18,913,114	$—	19,630,246	$—	$35,664	$587	—	$—	$85,087	$121,339	$5,349	$126,688
Net income	—	—	—	—	—	—	—	—	—	—	—	—	28,279	28,279	16,865	45,144
Other comprehensive income	—	—	—	—	—	—	—	—	—	221	—	—	—	221	85	306
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	7,093	—	—	—	—	7,093	2,740	9,833
Net share settlements of stock-based awards	241,344	—	—	—	—	—	—	—	(4,081)	—	—	—	—	(4,081)	(1,861)	(5,942)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,471)	(4,471)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,208	1,208
Exchange of shares	3,167,223	—	(200,000)	—	(2,967,223)	—		—	2,686	—	—	—	—	2,686	(2,686)	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(12,119)	(12,119)	—	(12,119)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	4,627	—	—	—	—	4,627	—	4,627
Repurchase and retirement of Class A Common Stock	—	—	—	—	—	—	—	—	524	—	—	—	—	524	203	727
Balance, September 30, 2025	97,193,561	$1	351,787	$—	15,945,891	$—	19,630,246	$—	$46,513	$808	—	$—	$101,247	$148,569	$17,432	$166,001
See notes to condensed consolidated financial statements

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Accumulated deficit	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2024	91,786,941	$1	907,234	$—	32,234,914	$—	25,796,690	$—	$304,992	$2,050	—	$—	$(73,714)	$233,329	$135,895	$369,224
Net income	—	—	—	—	—	—	—	—	—	—	—	—	18,806	18,806	13,282	32,088
Other comprehensive income	—	—	—	—	—	—	—	—	—	(1,835)	—	—	—	(1,835)	(1,148)	(2,983)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,684	—	—	—	—	6,684	4,185	10,869
Net share settlements of stock-based awards	183,167	—	—	—	—	—	—	—	(1,298)	—	—	—	—	(1,298)	(812)	(2,110)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,564)	(10,564)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,558)	(4,558)
Exchange of shares	1,625,803	—	—	—	(1,625,803)	—	—	—	3	—	—	—	—	3	(3)	—
Dividends	—	—	—	—	—	—	—	—	(8,481)	—	—	—	—	(8,481)	—	(8,481)
Special dividend	—	—	—	—	—	—	—	—	(28,828)	—	—	—	—	(28,828)		(28,828)
Repurchase and retirement of Class A Common Stock	(4,416,759)	—	—	—	—	—	—	—	(52,514)	—	—	—	—	(52,514)	(32,868)	(85,382)
Balance, March 31, 2024	89,179,152	$1	907,234	$—	30,609,111	$—	25,796,690	$—	$220,558	$215	—	$—	$(54,908)	$165,866	$103,409	$269,275
Net income	—	—	—	—	—	—	—	—	—	—	—	—	24,119	24,119	14,472	38,591
Other comprehensive income	—	—	—	—	—	—	—	—	—	(776)	—	—	—	(776)	(451)	(1,227)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	6,624	—	—	—	—	6,624	3,847	10,471
Net share settlements of stock-based awards	287,541	—	—	—	—	—	—	—	(685)	—	—	—	—	(685)	(1,819)	(2,504)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,018)	(5,018)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,367)	(7,367)
Exchange of shares	6,316,858	—	—	—	(6,316,858)	—	—	—	19,763	—	—	—	—	19,763	(19,763)	—
Dividends	—	—	—	—	—	—	—	—	(9,339)	—	—	—	—	(9,339)	—	(9,339)
Repurchase and retirement of Class A Common Stock	(3,566,853)	—	—	—		—	—	—	(52,036)	—	—	—	—	(52,036)	(12,582)	(64,618)
Balance, June 30, 2024	92,216,698	$1	907,234	$—	24,292,253	$—	25,796,690	$—	$184,885	$(561)	—	$—	$(30,789)	$153,536	$74,728	$228,264
Net income	—	—	—	—	—	—	—	—	—	—	—	—	23,465	23,465	14,559	38,024
Other comprehensive income	—	—	—	—	—	—	—	—	—	2,033	—	—	—	2,033	1,027	3,060
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	4,218	—	—	—	—	4,218	2,130	6,348
Net share settlements of stock-based awards	141,300	—	—	—	—	—	—	—	(782)	—	—	—	—	(782)	(1,333)	(2,115)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,532)	(4,532)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,453)	(3,453)
Exchange of shares	5,321,675	—	(30,000)	—	(4,541,675)	—	(750,000)	—	23,489	—	—	—	—	23,489	(23,489)	—
Dividends	—	—	—	—	—	—	—	—	(9,398)	—	—	—	—	(9,398)	—	(9,398)
Repurchase and retirement of Class A Common Stock	(4,000,000)	—	—	—		—	—	—	(67,591)	—	—	—	—	(67,591)	(7,569)	(75,160)
Balance, September 30, 2024	93,679,673	$1	877,234	$—	19,750,578	$—	25,046,690	$—	$134,821	$1,472	—	$—	$(7,324)	$128,970	$52,068	$181,038
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$121,602	$108,703
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation of property and equipment	17,529	16,347
Amortization of intangible assets	3,195	3,156
Noncash lease expense	4,759	4,804
Impairment of strategic investment	4,719	—
Equity-based compensation	27,674	27,038
Deferred income tax	19,306	701
Amortization of revolver loan costs	99	169
Gain on divestiture of a business	(635)	—
Premium amortization and (discount accretion), net on marketable securities	(744)	(6,330)
Changes in operating assets and liabilities:
Accounts receivable	(1,285)	(113)
Prepaid expenses and other assets	(500)	(4,379)
Prepaid revenue share fee	(1,842)	(777)
Accounts payable	(6,160)	(475)
Accrued and other long term liabilities	(36,147)	(26,304)
Deferred revenue	30,046	40,825
Operating lease liabilities	(7,584)	(4,300)
Net cash provided by operating activities	$174,032	$159,065

Investing activities:
Purchases of marketable securities	(475,971)	(703,132)
Sales of marketable securities	565,072	861,683
Proceeds from divestiture	2,700	—
Purchase of strategic investment	(514)	(1,000)
Purchases of property and equipment	(18,318)	(9,259)
Purchases of intangible assets	—	(318)
Net cash provided by investing activities	$72,969	$147,974

Financing activities:
Repurchase of Class A Common Stock	(126,345)	(225,160)
Payment of dividend	(35,621)	(27,218)
Payment of special dividend	(25,316)	(28,828)
Distributions to members	(14,310)	(20,114)
Tax distribution to members	(26,096)	(24,979)
Payment of taxes on net settled stock-based awards	(10,881)	(6,729)
Other financing activities	(334)	(154)
Net cash used in financing activities	$(238,903)	$(333,182)

Net increase (decrease) in cash, cash equivalents, and restricted cash	8,098	(26,143)
Cash, cash equivalents, and restricted cash, beginning of period	70,348	62,401
Exchange rate effect on cash and cash equivalents, and restricted cash	85	37
Cash, cash equivalents, and restricted cash, end of period	$78,531	$36,295

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$75,766	$32,885
Restricted cash	2,765	3,410
Total cash, cash equivalents, and restricted cash	$78,531	$36,295
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

The Company operates a secure identity network under the brand name CLEAR primarily in the United States. CLEAR's current offerings include: CLEAR+, a consumer aviation subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 60 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 61 airports and 306 retail locations (as of the date of this filing), which offers consumers increased choice in how and where to sign up for this popular trusted traveler program; our free flagship CLEAR app, which offers consumer products like Home-to-Gate, a feature to help travelers plan and time their trip to the airport; CLEAR Mobile at 4 domestic airports (as of the date of this filing), which delivers predictable airport security for travelers by accessing a dedicated lane at airport security, simply by showing a QR code, that is free to CLEAR+ Members and available to all travelers by purchasing a day pass—valid for 24 hours; CLEAR Concierge, our curb-to-gate service where our Ambassadors guide Members through the airport; CLEAR Perks, our suite of benefits to help CLEAR+ Members win every step of their travel journey; and CLEAR1, our business to business (“B2B”) offering, which enables our partners to leverage our digital identity technology and embedded Member base to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
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
ASU No 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”)

On September 18, 2025, the Financial Accounting Standards Board (FASB), issued ASU 2025-06 to modernize the accounting guidance for the costs to develop software for internal use. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. The Company does not anticipate a material impact of this standard on its consolidated financial statements.
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. For the three and nine months ended September 30, 2025 and 2024, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and nine months ended September 30, 2025 and 2024, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2025.

2025
Balance as of January 1	$439,753
Deferral of revenue	667,668
Recognition of deferred revenue	(637,628)
Balance as of September 30	$469,793
The Company has obligations for refunds and other similar items of $3,743 as of September 30, 2025 recorded within accrued liabilities.

During the nine months ended September 30, 2025 and 2024, the Company recognized $404,004 and $338,311, respectively, of revenue which was included in the opening deferred revenue balances.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	September 30, 2025	December 31, 2024
Prepaid software licenses	$13,313	$12,002
Prepaid insurance costs	3,071	2,443
Other current assets	13,887	13,113
Total	$30,271	$27,558
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
The contractual maturities of investments classified as marketable securities are as follows:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	September 30, 2025	December 31, 2024
Due within 1 year	$263,814	$365,655
Due after 1 year through 2 years	191,062	176,950
Total marketable securities	$454,876	$542,605
The following tables represent the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at September 30, 2025 and December 31, 2024.

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$19,095	$4	$(10)	$19,089	2
U.S. Treasuries	102,873	145	(35)	102,983	1
Corporate bonds	291,173	842	(84)	291,931	2
Money market funds measured at NAV (a)	40,873	—	—	40,873	N/A
Total marketable securities	$454,014	$991	$(129)	$454,876

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$—	$—	$—	$—	2
U.S. Treasuries	188,974	99	(108)	188,965	1
Corporate bonds	299,637	571	(333)	299,875	2
Money market funds measured at NAV (a)	53,765	—	—	53,765	N/A
Total marketable securities	$542,376	$670	$(441)	$542,605
(a)Money market funds that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the condensed consolidated balance sheets.
Of the total marketable securities held at fair value as of September 30, 2025, $17,996 were in a continuous unrealized loss position for 12 months or longer. The Company had no continuous unrealized loss positions in relation to marketable securities as of September 30, 2025 or December 31, 2024 that were as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of September 30, 2025 and December 31, 2024 consist of the following:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Depreciation Period in Years	September 30, 2025	December 31, 2024
Internally developed software	3 - 5	$73,608	$68,532
Acquired software	3	6,441	6,441
Equipment	5	56,477	42,419
Leasehold improvements	1 - 15	8,120	8,120
Furniture and fixtures	5	14,835	13,991
Construction in progress		4,141	8,755
Total property and equipment, cost		163,622	148,258
Less: accumulated depreciation		(108,772)	(91,389)
Total property and equipment, net		$54,850	$56,869
Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2025 and 2024 was $6,387 and $5,619, respectively, and $17,529 and $16,347 for the nine months ended September 30, 2025 and 2024, respectively.
During the three months ended September 30, 2025 and 2024, $1,685 and 1,659, respectively, were capitalized in connection with internally developed software inclusive of $250 and $205 of equity-based compensation, respectively. During the nine months ended September 30, 2025 and 2024, $4,027 and $5,241, respectively, were capitalized in connection with internally developed software inclusive of $572 and $650 of equity-based compensation, respectively.
Amortization expense on internally developed software was $3,408 and $3,496 for the three months ended September 30, 2025 and 2024, respectively, and $9,870 and $9,912 for the nine months ended September 30, 2025 and 2024, respectively.

During the three and nine months ended September 30, 2025 and 2024, the Company recognized no impairment charges related to its property and equipment, net.
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of September 30, 2025 were $1,303 and $108, respectively, and $320 and $2,088 as of September 30, 2024, respectively.
7. Leases
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2025 and 2024 was $3,511 and $3,740, respectively, and $12,318 and $11,212 for the nine months ended September 30, 2025 and 2024, respectively. The Company had $445 sublease income for both the three months ended September 30, 2025 and 2024, and $1,333 sublease income for both the nine months ended September 30, 2025 and 2024, respectively.
8. Intangible Assets, net
See below for Intangible assets, net as of September 30, 2025 and December 31, 2024:

	Weighted Average Useful Life in Years	September 30, 2025	December 31, 2024
Patents	20.0	$2,518	$2,518
Acquired intangibles - technology	3.0	3,830	5,130
Acquired intangibles - customer relationships	5.7	15,770	18,370
Acquired intangibles - brand names	3.0	400	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		22,828	26,828
Less: accumulated amortization		(12,568)	(11,528)
Intangible assets, net		$10,260	$15,300

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Amortization expense on intangible assets for the three months ended September 30, 2025 and 2024 was $1,037 and $1,351, respectively, and $3,195 and $3,156 for the nine months ended September 30, 2025 and 2024, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
9. Restricted Cash
As of September 30, 2025 and December 31, 2024, the Company maintained bank deposits of $2,765 and $3,456, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
10. Other Assets
Other assets consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Strategic investment	2,795	7,000
Deferred tax asset	299,113	274,678
Other long-term assets	1,637	2,767
Total	$304,547	$285,447

During the three months ended March 31, 2024, the Company made an incremental strategic investment in equity securities of a privately held company, which the Company previously invested in during three months ended March 31, 2023. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative to record the investment at initial cost less impairments, if any, adjusted for observable changes in fair value for identical or similar investments of the same issuer. Adjustments resulting from these fluctuations are recorded within other income (expense) on the Company’s condensed consolidated statements of operations. In June 2025, the Company recorded an impairment of $4.7 million in relation to its strategic investment due to a fair value adjustment.
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$19,917	$18,500
Accrued partnership liabilities	84,738	123,991
Lease liability	5,492	6,159
Tax receivable agreement liability - short term (See Note 15)	16,308	334
Other accrued liabilities	28,079	36,297
Total	$154,534	$185,281
The Company has estimated accrued partnership liabilities related to a portion of merchant credit card benefits that it expects to settle in the second half of the current year and following year.
Other long term liabilities consist of the following as of September 30, 2025 and December 31, 2024:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	September 30, 2025	December 31, 2024
Deferred tax liability	$43	$948
Lease liability	108,179	115,096
Tax receivable agreement liability - long term (See Note 15)	217,170	196,468
Other long term liabilities	1,669	1,426
Total	$327,061	$313,938

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

Share Repurchases

During the nine months ended September 30, 2025, the Company repurchased and retired 5,294,598 shares of its Class A Common Stock for $126,345 at an average price of $23.86. As of September 30, 2025, $126,508 remained available under the repurchase authorization.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) imposes a tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. During the nine months ended September 30, 2025, the Company recorded an accrual of none related to this tax within its condensed consolidated financial statements. Refer to Note 15 for further information regarding the Inflation Reduction Act.
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

On August 5, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on September 17, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on September 10, 2025. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members, including the Company.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our co-founder, Caryn Seidman Becker (the “Co-Founder”), and members of Alclear. The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C Common Stock for Class A Common Stock or Class D Common Stock for Class B Common Stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A Common Stock or B Common Stock and additional paid-in-capital for the Company. Upon the issuance of shares Class A Common Stock or B Common Stock, the Company issues a proportionate number of Alclear Units in conjunction with the terms of the Second Amended and Restated Operating Agreement of Alclear.
During the nine months ended September 30, 2025, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 4,933,620 shares of Class A Common Stock, including those issued in connection with the subsequent conversion of Class B Common Stock into shares of Class A Common Stock.
The non-controlling interest ownership percentage declined from 29.20% as of December 31, 2024 to 26.72% as of September 30, 2025.
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
The following is a summary of activity related to the RSUs associated with compensation arrangements during the nine months ended September 30, 2025:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2025	3,823,077	$21.45
Granted	3,274,664	23.67
Vested	(1,140,775)	21.79
Forfeited	(1,224,802)	21.03
Unvested balance as of September 30, 2025	4,732,164	$23.01
The following is a schedule of the expected vesting period for unvested RSUs as of September 30, 2025:

Unvested RSU’s
Expected to vest within 1 year	1,683,390
Expected to vest between 1 to 2 years	1,442,200
Expected to vest between 2 to 3 years	1,606,574
Unvested balance as of September 30, 2025	4,732,164
Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of direct salaries and benefits	$148	$97	$382	$377
Research and development	3,367	2,467	9,723	8,431
Sales and marketing	(11)	(594)	401	(106)
General and administrative	6,079	3,142	15,153	11,281
Total	$9,583	$5,112	$25,659	$19,983
As of September 30, 2025, estimated unrecognized expense for RSUs that are probable of vesting was $80,678 with such expense to be recognized over a weighted-average period of approximately 2.26 years.

Founder PSUs

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During June 2021, the Company established a long-term incentive compensation plan, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs. The Company recorded the expense related to these awards within general and administrative in the condensed consolidated statements of operations, and as of September 30, 2025, estimated unrecognized expense for Founder PSUs was none.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	9,583	5,112	25,659	19,983
Founder PSUs	—	1,031	2,015	7,055
Total	$9,583	$6,143	$27,674	$27,038

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of direct salaries and benefits	$148	$97	$382	$377
Research and development	3,367	2,467	9,723	8,431
Sales and marketing	(11)	(594)	401	(106)
General and administrative	6,079	4,173	17,168	18,336
Total	$9,583	$6,143	$27,674	$27,038

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
14. Net Income per Common Share
Below is the calculation of basic and diluted net income per common share:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$28,131	$148	$23,243	$224
Weighted-average number of shares outstanding, basic	95,912,490	503,961	92,702,778	891,582
Net income per common share, basic:	$0.29	$0.29	$0.25	$0.25
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$28,131	$148	$23,243	$224
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	75	(3)	68	(3)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	28,206	145	23,311	220
Weighted-average number of shares outstanding used to calculate net income per common share, basic	95,912,490	503,961	92,702,778	891,582
Effect of dilutive shares	1,920,301	—	1,576,293	—
Weighted-average number of shares outstanding, diluted	97,832,791	503,961	94,279,071	891,582
Net income per common share, diluted:	$0.29	$0.29	$0.25	$0.25

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$77,913	$491	$65,748	$643
Weighted-average number of shares outstanding, basic	94,744,889	597,245	92,174,755	901,979
Net income per common share, basic:	$0.82	$0.82	$0.71	$0.71
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$77,913	$491	$65,748	$643
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	342	(6)	132	(6)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	78,255	485	65,880	637
Weighted-average number of shares outstanding used to calculate net income per common share, basic	94,744,889	597,245	92,174,755	901,979
Effect of dilutive shares	1,720,710	—	1,089,188	—
Weighted-average number of shares outstanding, diluted	96,465,599	597,245	93,263,943	901,979
Net income per common share, diluted:	$0.81	$0.81	$0.71	$0.71

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A and Class B Common Stock for the three and nine months ended September 30, 2025 and 2024:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three and Nine Months Ended September 30, 2025
	Class A	Class B
Exchangeable Alclear Units	15,945,891	19,630,246
RSU’s	85,314	—
Total	16,031,205	19,630,246

	Three and Nine Months Ended September 30, 2024
	Class A	Class B
Exchangeable Alclear Units	19,750,578	25,046,690
RSU’s	460,559	—
Total	20,211,137	25,046,690

For both the three and nine months ended September 30, 2025, the Company has excluded 5,121,346 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
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

The Company reported a tax expense of $15,731 on a pretax income of $60,875 for the three months ended September 30, 2025 as compared to a tax expense of $4,751 on a pretax income of $42,775 for the three months ended September 30, 2024. This resulted in an effective tax rate of 25.8% for the three months ended September 30, 2025 as compared to 11.1% percent for the three months ended September 30, 2024. The Company reported a tax expense of $27,584 on a pretax income of $149,186 for the nine months ended September 30, 2025, as compared to a tax expense of $7,125 on a pretax income of $115,828 for the nine months ended September 30, 2024. This resulted in an effective tax rate of 18.5% for the nine months ended September 30, 2025 as compared to 6.2% for the nine months ended September 30, 2024. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) impact of state and foreign taxes, and (3) movement in valuation allowance. The Company paid $178 and $9,002, respectively, in estimated income taxes for the three and nine months ended September 30, 2025, respectively.
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

During the nine months ended September 30, 2025, the Company repurchased 5,294,598 shares of its Class A Common Stock. However, the Company did not record an excise tax as of September 30, 2025 because stock issuances were in excess of repurchases.

Recent U.S. Tax Legislation

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“the Act”) that includes several U.S. corporate tax provisions, including 100% bonus depreciation on qualified property and the current deductibility of domestic research and experimental expenditures. The provisions of the Act did not have a material impact on our tax expense or effective tax rate. The Act lowered our cash taxes paid for the three months ended September 30, 2025, permitting the Company to accelerate the deductions noted here.

Tax Receivable Agreement
In connection with the initial public offering (the “IPO”), the Company entered into a Tax Receivable Agreement (“TRA”), which generally provides for payment by the Company to the remaining members of Alclear of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Clear Secure, Inc. actually realizes or is deemed to realize as a result of (i) any increase in tax basis in Alclear’s assets resulting from (a) exchanges by the post-IPO members of Alclear (the “Alclear Members”) (or their transferees or other assignees) of Alclear Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable, and purchases of Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, from the Alclear Members (or their transferees or other assignees) or (b) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA. The Company will retain the benefit of the remaining 15% of these net cash savings.
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

During the nine months ended September 30, 2025, the Company issued 4,608,173 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 12 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the TRA mirrors the recognition related to its deferred tax assets. As of September 30, 2025, the Company has recognized the deferred tax asset of $274,680 for the step-up in tax basis, as the asset is more-likely-than-not to be realized. As a result, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable agreement liability of $233,478 of which $16,308 is expected to be paid within twelve months September 30, 2025 and is recorded within accrued expenses in the accompanying balance sheet.

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

For the nine months ended September 30, 2025, Alclear paid tax distributions totaling $26,096 to holders of Alclear Units other than Clear Secure, Inc. and the state tax authorities, and recorded a liability of $4,475 to holders of Alclear Units other than the Company.

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
Commitments other than leases
The Company is subject to minimum spend commitments of $5,405 over the next three years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of September 30, 2025:

2025	$8,558
2026	23,902
2027	12,544
2028	9,286
2029	1,426
Thereafter	598
Total	$56,314
The Company has commitments for future marketing expenditures to sports stadiums of $1,964 through 2027. For the three months ended September 30, 2025 and 2024, marketing expenses related to sports stadiums were $1,057 and $1,123, respectively. For the nine months ended September 30, 2025 and 2024 marketing expenses related to sports stadiums were $3,804 and $3,539, respectively.
17. Related Party Transactions
As of September 30, 2025, and December 31, 2024, the Company had total payables to certain related parties of none and $3,540, respectively. For the three and nine months ended September 30, 2025 and 2024, the Company recorded none and $3,785, respectively, and none and $9,738, respectively, in cost of revenue share fee within the condensed consolidated statements of operations, in connection with certain related parties. The entity previously disclosed as a related party in prior periods no longer meets the criteria for classification as a related party as of December 31, 2024.
Refer to Note 15 for information regarding the TRA liability.
18. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended September 30, 2025 and 2024, the Company recorded expense of $1,220 and $317, respectively, within the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recorded expense of $3,820 and $1,665, respectively, within the condensed consolidated statements of operations.
19. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders (the “Credit Agreement”). In April 2021, the Company entered into Amendment No. 1 to the Credit

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The Company incurred immaterial debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35,000 to $50,000. The line of credit has not been drawn against as of September 30, 2025. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid expenses and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.
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

As of September 30, 2025, the Company had a remaining borrowing capacity of $68,342, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of September 30, 2025, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
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

Total revenues and long-lived assets outside of the United States are immaterial for each of the three and nine months ended September 30, 2025 and 2024.
21. Subsequent Events

Quarterly Dividend

On November 6, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on December 24, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on December 10, 2025 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total Bookings (in millions)	$260.1	$227.5	$32.6	14%	$690.2	$605.0	$85.2	14%
Total Bookings increased by $32.6 million, or 14%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
Total Bookings increased by $85.2 million, or 14%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
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

	As of September 30,
	2025	2024	Change	% Change
Total Cumulative Enrollments (in thousands)	35,751	26,453	9,298	35%
Total Cumulative Enrollments were 35,751 as of September 30, 2025 and 26,453 as of September 30, 2024, which represented a 35% increase. The year-over-year increase was driven by CLEAR1 and CLEAR+ Member enrollments.
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

	As of September 30,
	2025	2024	Change	% Change
Total Cumulative Platform Uses (in thousands)	280,329	220,413	59,916	27%

Total Cumulative Platform Uses was 280,329 as of September 30, 2025 and 220,413 as of September 30, 2024, which represented a 27% increase, driven by CLEAR+ verifications combined with increased contributions from CLEAR1 uses.

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

	As of September 30,
	2025	2024	% Change
Active CLEAR+ Members	7,683	7,150	7%

Active CLEAR+ Members was 7,683 as of September 30, 2025 and 7,150 as of September 30, 2024, which represented a 7% increase, driven by new Members added through airports and digital channels including Members added through partnerships.

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

	As of September 30,
	2025	2024	% Change
Annual CLEAR+ Gross Dollar Retention	86.9%	89.0%	(2.1%)
Annual CLEAR+ Gross Dollar Retention was 86.9% as of September 30, 2025 and 89.0% as of September 30, 2024, a year-over-year decrease of 2.1%. The year-over-year change was driven primarily by a lower increase in pricing as compared to the prior period.

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

	As of September 30,
	2025		2024	% Change
Annual CLEAR+ Member Usage	7.0x	x	7.1x	(1%)

Annual Usage was 7.0x as of September 30, 2025 and 7.1x as of September 30, 2024, which represented a 1% decrease. The decrease was driven by both lower utilization for newer Members and a decrease in utilization for existing Members.

Non-GAAP Financial Measures

In addition to our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow as non-GAAP financial measures that management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, net income margin, net cash provided by (used in) operating activities or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. Our Non-GAAP financial measures are expressed in thousands.

We periodically reassess the components of our Non-GAAP adjustments for changes in how we evaluate our performance and changes in how we make financial and operational decisions to ensure the adjustments remain relevant and meaningful.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted for income taxes, interest income, net, depreciation and amortization, impairment and losses on asset disposals, equity-based compensation expense, net other income (expense) excluding sublease rental income, acquisition-related costs and changes in fair value of contingent consideration. We define Adjusted EBITDA Margin as Adjusted EBITDA expressed as percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are important financial measures used by management and our board of directors (“Board”) to evaluate business performance. We believe Adjusted EBITDA and Adjusted EBITDA Margin assist investors in evaluating the performance of the Company’s core operations by excluding certain items that impact the comparability of results from period to period.

Free Cash Flow

We define Free Cash Flow as net cash (used in) provided by operating activities adjusted for purchases of property. With regards to our CLEAR+ subscription service, we generally collect cash from our Members upfront for annual subscriptions. As a result, when the business is growing Free Cash Flow can be a real time indicator of the current trajectory of the business.
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income to Adjusted EBITDA and Net Income Margin to Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$45,144	$38,024	$121,602	$108,703
Income tax expense	15,731	4,751	27,584	7,125
Interest (income), net	(6,622)	(7,252)	(18,580)	(25,424)
Other (income) expense, net	(1,197)	9	3,307	42
Depreciation and amortization	7,424	6,970	20,724	19,503
Equity-based compensation expense	9,583	6,143	27,674	27,038
Adjusted EBITDA	$70,063	$48,645	$182,311	$136,987

Revenue	$229,193	$198,424	$660,028	$564,218
Net income Margin	19.7%	19.2%	18.4%	19.3%
Adjusted EBITDA Margin	30.6%	24.5%	27.6%	24.3%
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net cash (used) provided by operating activities	$(47,299)	$(35,868)	$174,032	$159,065
Purchases of property and equipment	(6,171)	(2,043)	(18,318)	(9,259)
Free Cash Flow	$(53,470)	$(37,911)	$155,714	$149,806

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
Cost of direct salaries and benefits
Cost of direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field Ambassadors, field managers directly assisting Members, their corresponding travel related costs, and costs incurred in Member support.. Employee-related costs recorded in direct salaries and benefits consist of salaries, taxes, benefits and equity-based compensation and expenses under arrangements related to the use of certain space at airports.
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

Comparison of the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$229.2	$198.4	$30.8	16%
Operating expenses:
Cost of revenue share fee	31.7	28.6	3.1	11%
Cost of direct salaries and benefits	47.7	44.8	2.9	6%
Research and development	18.0	17.4	0.6	3%
Sales and marketing	12.9	11.6	1.3	11%
General and administrative	58.8	53.9	4.9	9%
Depreciation and amortization	7.4	7.0	0.5	7%
Operating income	52.6	35.1	17.5	50%
Other income (expense)
Interest income, net	6.6	7.3	(0.6)	(9)%
Other income, net	1.6	0.4	1.2	276%
Income before tax	60.9	42.8	18.1	42%
Income tax expense	(15.7)	(4.8)	(11.0)	231%
Net income	$45.1	$38.0	$7.1	19%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$660.0	$564.2	$95.8	17%
Operating expenses:
Cost of revenue share fee	92.4	79.0	13.4	17%
Cost of direct salaries and benefits	146.2	125.2	21.0	17%
Research and development	55.2	54.9	0.3	1%
Sales and marketing	40.8	34.2	6.6	19%
General and administrative	172.1	162.2	9.9	6%
Depreciation and amortization	20.7	19.5	1.2	6%
Operating income	132.6	89.1	43.5	49%
Other income (expense)
Interest income, net	18.6	25.4	(6.8)	(27)%
Other (expense) income, net	(2.0)	1.3	(3.3)	(252)%
Income before tax	149.2	115.8	33.4	29%
Income tax expense	(27.6)	(7.1)	(20.5)	287%
Net income	$121.6	$108.7	$12.9	12%
Information about our operating results for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is set forth below:

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$229.2	$198.4	$30.8	16%	$660.0	$564.2	$95.8	17%

Revenue increased by $30.8 million, or 16%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was primarily due to a 7% increase in the number of CLEAR+ Members as of September 30, 2025 compared to September 30, 2024 and increases to the price of CLEAR+ membership compared to the price as of September 30, 2024. Approximately 26% and 28%, respectively, of paying CLEAR+ Members were on a family plan as of September 30, 2025 and 2024, respectively.

Revenue increased by $95.8 million, or 17%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was primarily due to a 7% increase in the number of CLEAR+ Members as of September 30, 2025 compared to September 30, 2024 and increases to the price of CLEAR+ membership compared to the price as of September 30, 2024. Approximately 26% and 28%, respectively, of paying CLEAR+ Members were on a family plan as of September 30, 2025 and 2024, respectively.

Cost of revenue share fee

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenue share fee	$31.7	$28.6	$3.1	11%	$92.4	$79.0	$13.4	17%
Cost of revenue share fee increased by $3.1 million, or 11%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was driven primarily by an increase of $1.4 million, or a 16% increase, in fixed airport fees and $1.7 million, or an 8% increase, in per Member fees.

Cost of revenue share fee increased by $13.4 million, or 17%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was driven primarily by an increase of $5.2 million, or a 21% increase, in fixed airport fees and $8.2 million, or a 15% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by none and $2.4 million in the nine months ended September 30, 2025 and 2024, respectively.
Cost of direct salaries and benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of direct salaries and benefits	$47.7	$44.8	$2.9	6%	$146.2	$125.2	$20.9	17%
Cost of direct salaries and benefits expenses increased by $2.9 million, or 6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was primarily due to increased employee compensation costs of $2.4 million caused by wage increases and a change to our Ambassador compensation structure.
Cost of direct salaries and benefits expenses increased by $20.9 million, or 17%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was primarily due to increased employee compensation costs of $18.9 million caused by wage increases, a change to our compensation structure, and higher average employee count.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$18.0	$17.4	$0.6	3%	$55.2	$54.9	$0.3	1%
Research and development expenses increased by $0.6 million, or 3%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was primarily due to $1.0 million of increased employee compensation costs, partially offset by a $0.6 million decrease in technology costs.
Research and development expenses increased by $0.3 million, or 1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was primarily due to a $0.4 million increase in employee compensation costs, inclusive of a $1.3 million decrease in severance related to the closure of our Israel office during the nine months ended September 30, 2024 and an increase in professional fees for $0.3 million. The increase was partially offset by a $0.4 million decrease in technology costs.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$12.9	$11.6	$1.3	11%	$40.8	$34.2	$6.7	19%
Sales and marketing expenses increased by $1.3 million, or 11%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was driven primarily by $0.8 million of higher employee compensation costs and $0.6 million of higher commissions primarily related to our B2B offering, partially offset by a $0.3 million decrease in discretionary marketing expense.
Sales and marketing expenses increased by $6.7 million, or 19%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was driven primarily by $4.7 million of higher discretionary marketing expense and a $1.3 million increase in employee compensation costs.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative	$58.8	$53.9	$4.9	9%	$172.1	$162.2	$9.9	6%
General and administrative expenses increased by $4.9 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was primarily driven by a $2.4 million increase in credit card fees due to higher bookings, $1.8 million of higher employee compensation costs, and $0.9 million of higher professional fees.
General and administrative expenses increased by $9.9 million, or 6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was primarily driven by a $5.7 million increase in credit card fees due to higher bookings, $2.8 million of higher professional fees, and $0.9 million of higher employee compensation costs, partially offset by a $1.3 million decrease in technology costs.

Other income (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income, net	$6.6	$7.3	$(0.6)	(9)%	$18.6	$25.4	$(6.8)	(27)%

Interest income, net decreased by $0.6 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily driven by lower average interest rates and a lower average cash balances for the three months ended September 30, 2025.

Interest income, net decreased by $6.8 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by lower average interest rates and a lower average cash balances for the nine months ended September 30, 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income, net	$1.6	$0.4	$1.2	276%	$(2.0)	$1.3	$(3.3)	(252)%

Other income, net increased by $1.2 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was driven primarily driven by the revaluation of the TRA liability at a lower income tax rate.
Other income, net decreased by $3.3 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was driven primarily driven by the revaluation of the TRA liability at a lower income tax rate, offset by the impairment of $4.7 million to the Company’s strategic investment due to a fair value adjustment.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income tax expense	$(15.7)	$(4.8)	$(11.0)	231%	$(27.6)	$(7.1)	$(20.5)	287%

Income tax expense increased by $11.0 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was primarily due to the realization of U.S. deferred tax expense because of valuation allowance release as of December 31, 2024 and increased income.

Income tax expense increased by $20.5 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was primarily due to the realization of U.S. deferred tax expense because of valuation allowance release as of December 31, 2024 and increased income.
Liquidity and Capital Resources
Our operations have been financed primarily through cash flow from operating activities. As of September 30, 2025, we had cash and cash equivalents of $75.8 million and marketable securities of $454.9 million.
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
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On each of November 8, 2023, March 21, 2024 and August 5, 2024, the Company announced that its Board authorized a $100 million increase to its existing Class A Common Stock share repurchase program, and in February 2025, the Company announced that its Board authorized an additional $200 million increase. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the nine months ended September 30, 2025, the Company repurchased 5,294,598 shares for $126.3 million. The repurchased shares were retired. As of September 30, 2025, $126.5 million remained available under the repurchase authorization.
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

On August 5, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on September 17, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on September 10, 2025. The Company funded the dividend from proportionate cash distributions by Alclear to all of its members, including the Company.

On November 6, 2025, the Company announced that its Board declared a quarterly dividend of $0.125 per share, payable on December 24, 2025 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on December 10, 2025 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

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

As of September 30, 2025, the Company had a remaining borrowing capacity of $68.3 million, net of standby letters of credit, and had no outstanding debt obligations. As of September 30, 2025, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 19 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash provided by operating activities	$174.0	$159.1	$15.0
Net cash provided by investing activities	73.0	148.0	(75.0)
Net cash used in financing activities	(238.9)	(333.2)	94.3
Net increase (decrease) in cash, cash equivalents, and restricted cash	8.1	(26.1)	34.2
Cash, cash equivalents, and restricted cash, beginning of year	70.3	62.4	7.9
Net exchange differences on cash, cash equivalents, and restricted cash	0.1	—	—
Cash, cash equivalents, and restricted cash, end of period	$78.5	$36.3	$42.2
Cash flows from operating activities
For the nine months ended September 30, 2025, net cash provided by operating activities was $174.0 million compared to net cash provided by operating activities of $159.1 million for the nine months ended September 30, 2024, an increase of $15.0 million primarily due to higher net income, an increase in favorable non-cash adjustments to net income of $28.4 million driven by reduction to the deferred tax asset as a result of a rate change and an increase in the valuation allowance and an impairment of the Company’s strategic investment, partially offset by year-over-year unfavorable changes in working capital of $28.0 million driven settlement of partnership liabilities and timing of working capital activity.

Cash flows from investing activities

For the nine months ended September 30, 2025 net cash provided by investing activities was $73.0 compared to net cash provided by investing activities of $148.0 for the nine months ended September 30, 2024, a decrease of $75.0 million. The change was primarily due to a decrease in the net sales of marketable securities of $70.0 million, an increase in capital expenditures of $9.0 million, partially offset by proceeds from a divestiture of $2.7 million.

Cash flows from financing activities
For the nine months ended September 30, 2025, net cash used in financing activities was $238.9 million compared to net cash used in financing activities of $333.2 million for the nine months ended September 30, 2024, a decrease of $94.3 million. The change was primarily due to a decrease in the amounts used to repurchase Class A Common Stock of $98.8 million, partially offset by an increase in taxes on net settled stock-based awards of $4.2 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of September 30, 2025, we had future minimum payments of $200.2 million, with $15.0 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of September 30, 2025, we had future minimum payments of $56.3 million.
We have commitments for future marketing expenditures to sports stadiums of $2.0 million as of September 30, 2025.

We are subject to certain minimum spend commitments of approximately $5.4 million over the next three years under service arrangements.
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
Interest Rate Risk

We had cash and cash equivalents of $75.8 million as of September 30, 2025. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of September 30, 2025, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $454.9 million as of September 30, 2025. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $3.1 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and nine months ended September 30, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter ended September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended September 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities
During the nine months ended September 30, 2025, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 4,933,620 shares of Class A Common Stock.
Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended September 30, 2025 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program[1]
July 1, 2025 - July 31, 2025	—	$—	—	$126.5
August 1, 2025 - August 31, 2025	—	$—	—	$126.5
September 1, 2025 - September 30, 2025	—	$—	—	$126.5
Total	—	$—	—
[1]Excludes commissions
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022, and increased on November 8, 2023, March 21, 2024, August 5, 2024, and February 2025. The share repurchase program provides for the purchase by the Company of up to $600 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of September 30, 2025, $126.5 million remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the fiscal quarter ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Number of Shares to be Sold under the Plan[1]
Lynn Haaland	General Counsel	September 2, 2025	December 1, 2026	74,215

1Securities reported in this column reflect restricted stock units (“RSUs”) and shares of common stock, as appropriate. In the case of RSUs, quantities included in this column reflect the full amount of RSUs as reported in an officer’s respective plan and do not reflect the impact of tax withholding which will not be determined until the RSUs vest.

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

CLEAR SECURE, INC.

Date:	November 6, 2025	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	November 6, 2025	By:	/s/ Jennifer Hsu
Jennifer Hsu
Chief Financial Officer