Form 10-K
period 2025-12-31
Clear Secure, Inc.
filed 2026-02-25
CIK 1856314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                 ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,576,287,610 based on the closing sale price as reported on the New York Stock Exchange. The registrant had the following outstanding shares of common stock as of February 20, 2026:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	98,943,676
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	351,787
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	14,895,891
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	19,130,246

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement (the “2026 Proxy Statement”) for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

PART I
ITEM 1. BUSINESS
Overview

Clear Secure, Inc. (the “Company” or “CLEAR”) is a secure identity company making experiences safer and easier - both digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, frictionless experiences in airports for over 15 years, achieving exceptional user delight and trust with CLEAR+, our consumer travel subscription service. CLEAR+ enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. Additionally, our CLEAR Travel portfolio includes TSA PreCheck® Enrollment Provided by CLEAR, premium services such as CLEAR Concierge, other travel benefits such as expedited passport services, our free CLEAR app which helps travelers plan their trip Home to Gate, and other mobile-first identity solutions such as CLEAR ID. Our CLEAR Travel portfolio extends CLEAR’s value proposition beyond the airport lane and supports our strategy to expand use cases, increase engagement and address new customer segments such as international travelers. CLEAR1 is our business to business (“B2B”) multi-layered identity verification solution. We combine biometric, document and device signals with verified data sources to ensure users are who they claim to be. Our B2B partners can select which verification layers to deploy, based on their specific security requirements, risk tolerance and user experience goals. We partner with a breadth of organizations, with a particular focus on Healthcare, Workforce and Governmental organizations where high fidelity identity security is paramount to their operational success. Our scaled Member base and comprehensive secure identity platform underpin our CLEAR Travel and CLEAR1 businesses, maximizing security and minimizing friction for consumers and our enterprise partners.

Our Business

Since 2010 we have been expanding our network, investing in our technology platform, strengthening our operations and developing our team members to consistently deliver increased value to Members and partners, resulting in the growth and trust of CLEAR.

We have built an extensive physical footprint with a nationwide network of airports and partners to offer Members frictionless, trusted experiences as they move and transact throughout the day in both physical and digital environments. As of December 31, 2025, our expansive network of partners and use cases provide our 38 million Total CLEAR Members with access to 166 CLEAR+ Lanes across 60 airports nationwide, 61 airports and 340 retail locations with TSA PreCheck® Enrollment Provided by CLEAR, 9 sports and entertainment venues with priority Lanes and a growing list of B2B CLEAR1 partners. The continued expansion of our capabilities enable our partners to integrate CLEAR1 solutions and give our Members new places and new ways to use CLEAR.

At CLEAR, we are obsessed with the Member experience. Our physical and digital network, technology platform, operational expertise and 3,708 Ambassadors and field managers across our airport partners have helped us build a trusted brand and a passionate Member base. Our Members know to expect a frictionless, predictable, and secure experience when they see the CLEAR brand. Similarly, our partners trust CLEAR to enable them to deliver the same frictionless and secure experiences to their own customers.

Our business model is powered by network effects and characterized by efficient Member acquisition and maintaining strong retention rates. Our largest CLEAR+ Member acquisition channel is in-airport (representing 66%, 64%, and 65% of Member acquisitions for the years ended December 31, 2025, 2024 and 2023, respectively), where our prominent branding and expansive physical footprint allow prospective Members to engage with CLEAR’s brand, Ambassadors and technology firsthand. Our passionate Member base further drives word-of-mouth marketing and strong retention rates. As we add partners, products and locations, our platform becomes more valuable to our Members. In turn, as we grow membership, our platform is more valuable to our existing and prospective partners. In addition, we have grown Total CLEAR Members 31% year over year to 38.0 million, further increasing the scale and value of our secure identity platform to current and prospective CLEAR1 partners.

The CLEAR Network

Our platform is multi-faceted and a powerful network of networks. Our Member base includes CLEAR+ Members and CLEAR Platform Members.

CLEAR+ Members pay for our annual CLEAR+ consumer travel subscription service. We started in airports and witnessed accelerating Member growth in both new markets and existing markets as our network expanded. The ability to use CLEAR in more locations and in more ways increases our utility to our Members. In 2025, we expanded CLEAR+ and related offerings to serve international travelers from 42 countries, broadening the addressable market for our platform and increasing the relevance of CLEAR+ for a global traveler base.

CLEAR Platform Members include Members who enrolled through our mobile app, our partners’ customers who have enrolled through our CLEAR1 solutions, and formerly paying CLEAR+ Members. Platform Members can use CLEAR anywhere in our network outside of CLEAR+ service for free, while our CLEAR1 partners pay to use our technology solutions. Typically, new platform Members are driven to enroll by one of our CLEAR1 partners who integrate with CLEAR to enable frictionless experiences for their customers. Platform Members also may enroll directly with CLEAR to access our expanding portfolio of use cases.

We believe there is a significant opportunity to expand our reach. We expect to expand CLEAR+ through airport network expansion, increased market penetration in existing markets, partnerships, new products and services, and our digital marketing efforts. We also expect to continue adding new airport and retail locations offering TSA PreCheck® provided by CLEAR. Additionally, we have a robust pipeline of new CLEAR1 partners who increasingly recognize the need to deliver a seamless and secure experience to their customers.

As CLEAR has evolved into a multi-product secure identity platform serving both consumer and enterprise use cases, management uses certain key performance indicators to evaluate the scale, engagement, and monetization of the CLEAR network across CLEAR+, CLEAR1, and other emerging identity use cases.

Total CLEAR Members is used to measure the overall reach of the CLEAR platform and the growth of our enrolled Member base across both paid and unpaid channels. This metric reflects enrollment driven by CLEAR+, CLEAR1 partner integrations, digital identity adoption, and international traveler use cases, and provides insight into the expanding utility and extensibility of the CLEAR network.

Active CLEAR+ Members is used to assess the monetization of our consumer aviation subscription offering and the demand for predictable, frictionless travel experiences. This metric helps management evaluate the portion of the Member base that contributes revenue.

Definitions of these metrics and additional discussion of period-to-period changes are included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Key Performance Indicators”.

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

CLEAR+

CLEAR+ is our consumer travel subscription service, which enables access to predictable and fast experiences through dedicated entry Lanes in airport security checkpoints across the nation as well as access to our broader network. With CLEAR+, Members use our biometric technology to verify their identity and travel credentials. Our team of hospitality and security focused Ambassadors help bring our technology to life by delivering a frictionless journey alongside excellent service in our Lanes. CLEAR+ currently retails for $209 per year per Member and is billed upfront. We offer trials in-airport and online, as well as promotional pricing through select partners and channels, including Delta Air Lines, United Airlines, Alaska Airlines and Hawaiian Airlines frequent fliers. We also offer a family plan for up to three Members at an additional $125 per year per Member. Through our partnership with American Express, eligible card members receive statement credits for all or a portion of their CLEAR Plus membership. We initially entered into our partnership with American Express in 2019. In February 2026, we executed a multi-year renewal of the partnership with American Express. We also offer discounted military and government pricing, and children under 18 can use CLEAR+ for free with an adult Member.

In 2024, we launched our Lane of the Future - including our new EnVe (“enrollment and verification”) hardware - to offer a face-first verification experience that is approximately 5x faster than legacy pods. The EnVe Pods are powered by our NextGen Identity+, the highest fidelity identity at scale, and feature our most advanced camera and enhanced display. Building on this foundation, in 2025 we also began rolling out eGates, which integrate our proprietary hardware and software to enable Members to verify their identity in approximately five seconds and proceed directly into physical screening. Early deployments of eGates have driven improvements in throughput and Member experience metrics, and we expect to continue expanding eGates across our network into 2026.

TSA PreCheck® Enrollment Provided by CLEAR

In February 2025, we launched TSA PreCheck® Enrollment Provided by CLEAR, which as of December 31, 2025 was available in 61 airports and 340 retail locations nationwide. We expect to scale this offering to additional locations across our airport network and in other partner retail locations on a rolling basis, subject to TSA approval. CLEAR also provides online renewal services. The TSA PreCheck® Enrollment Provided by CLEAR program represents a growing source of revenue. We believe that there is a significant opportunity for us to process TSA PreCheck® membership renewals and that we can add a large number of new TSA PreCheck® customers on behalf of TSA. After a new TSA PreCheck® customer is enrolled or renewed, we offer the customer an opportunity to enroll in CLEAR+ on an opt-in basis. We believe CLEAR+ and TSA PreCheck® are highly complementary services and this channel is relevant to showcase not only the TSA PreCheck® value proposition, but also the power of the combined products and the extension of a holistic travel journey. The partnership does not extend to performing physical security screening, which continues to be operated by the TSA.

CLEAR Concierge and Perks

CLEAR Concierge is a premium, personalized on-demand service, where a dedicated Ambassador meets you curbside and guides you all the way to your gate. Now live at 27 airports, CLEAR Concierge enhances the CLEAR+ value proposition for high-frequency and premium travelers, as well as travelers requiring additional assistance such as families and senior citizens, by offering an end-to-end, frictionless travel experience and creating opportunities for deeper Member engagement and incremental revenue.

We also offer additional CLEAR Perks, which are a suite of added benefits that help CLEAR+ Members get an even more seamless experience, Home to Gate. Through CLEAR Perks, we partner with other brands and service providers to tailor additional offers for CLEAR+ Members to help them win the day of travel.

CLEAR1

CLEAR1 is our B2B offering that extends our secure identity platform to partners to create frictionless experiences for their customers. Our software development kits and application programming interfaces enable our partners to quickly and seamlessly integrate directly with our platform. This structure allows us to facilitate safer, faster and more frictionless experiences for our partners’ customers, while enabling our partners to continue to control and manage the direct relationship with their customer under their own brand.

Our CLEAR1 secure identity platform can power a wide range of use cases such as customer check-in, account opening, KYC, age verification and a suite of workforce products like employee onboarding, continuous verification, critical access control, and account recovery. As we continue to grow our partners and use cases, we see the increasing need for secure identity verification for partners to achieve business goals and create a more frictionless experience for their customers.

CLEAR1 contract structures vary by use case, but are typically multi-year agreements that drive revenue through transaction fees (charged per use or per user) in addition to an annual platform fee. In addition, they may also include one-time implementation fees, licensing fees or incremental transaction fees.

Mobile App

We also engage with our Members via the flagship CLEAR mobile app. The app has several features, including:

•Enroll in CLEAR and manage your membership — enrolling as a CLEAR Member is a quick and easy process that can be handled directly through the CLEAR app via facial biometric recognition technology and validating a government-issued identification. This one-time enrollment can be completed in minutes and gives Members access to our platform offerings.

•Home to Gate — Members can have a predictable day-of-travel experience by accessing helpful information to assist their journey from the time they leave their home until they board the plane. Home to Gate integrates flight departure times, traffic data, security screening, gate number and terminal walking times to their exact gate. Additional services can be easily integrated into this platform.

•e-Passport –- CLEAR+ Members can add, store, and update their passport information directly into the CLEAR app, enabling them to get an even faster CLEAR+ experience without having to go to an enrollment center or scan government-issued identification physically at security, as well as a secure place to store and update their passport remotely and conveniently.

•CLEAR ID — a free, mobile digital ID that allow any traveler to verify their identity at more than 250 TSA checkpoints directly from their phones using the CLEAR Mobile App, allowing them to keep their physical ID in their bag. CLEAR ID extends our secure identity platform into mobile-first and reinforces our “enroll once, use everywhere” approach across the CLEAR network.

•Fast Access — Members enjoy touchless access to select partner services and venues.

Our Member Acquisition and Retention Strategy

We have focused our Member acquisition strategy around delivering exceptional experiences to build brand trust as well as driving network effects by adding new partners, products, uses and locations to increase our value proposition.

Our largest CLEAR+ Member acquisition channel is our highly efficient in-airport channel, where our prominent branding and expansive physical footprint allows prospective Members to engage with CLEAR’s brand, Ambassadors and technology firsthand. Our passionate Member base drives word-of-mouth marketing and strong retention rates. To ensure best-in-class Member service we monitor real-time Member feedback and quickly take action on data-driven insights. As we add new airport and non-airport locations, use cases, and partners, the power of network effects makes CLEAR+ more valuable to our Members, further driving new Member acquisition and retention. We also entered into strategic distribution partnerships with partners such as Delta Air Lines, United Airlines, Hawaiian Airlines, Alaska Airlines and American Express that promote our services to their customers on a discounted or subsidized basis which allows us to efficiently scale membership in CLEAR+.

CLEAR also offers services that are free to Members, both directly and under agreements with our CLEAR1 B2B partners who typically pay us based on the number of Members or transaction volume. New platform Members are largely driven to our platform by one of our partners who integrate with CLEAR to enable frictionless experiences for their customers. As we grow Members, this further enhances the value of our network, and makes us a more valuable CLEAR1 partner. We believe that as we continue to grow platform Members, this will grow the long-term economic value of our platform by increasing total engagement, expanding our margins and maximizing our revenue.

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

Operational Expertise at Scale

Operating and scaling our own consumer-facing service, CLEAR+, over the past 15 years has given us experience and capabilities that are hard to replicate, and an environment for innovation that benefits all of our partners. We have significant expertise implementing and seamlessly operating our platform’s combination of hardware, biometric technology and physical human interactions across 401 regulated or complex environments, such as airports and retail locations. We also manage a large Ambassador and field manager part-time and full-time workforce of approximately 3,708 employees who are deployed across our expansive network of locations to implement our platform and continue to build our brand reputation.

Platform Originated in High Security Aviation Environment

We started in aviation security, a highly regulated environment requiring a robust physical and information security posture. By building our platform in this context, we invested in, and were held accountable for, industry leading security, scalability and reliability. Our comprehensive information security program uses industry best practices with administrative, technical and physical safeguards to protect against anticipated threats or hazards to the security, confidentiality or integrity of CLEAR systems and information. We are certified as Qualified Anti-Terrorism Technology under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (“SAFETY Act”) and FISMA High Rating compliant which governs requirements for protecting sensitive data by the DHS. We continue to operate in aviation security today, and we use the same foundational platform across all our use cases, which is then customized for our owned and operated businesses, such as CLEAR+, and for the CLEAR1 experiences offered through our partners. As such, we bring our high standards of security, scalability, and reliability to every environment in which Members engage with CLEAR.

Innovative and Scalable Platform

We believe that the significant investments we have made in our technology platform are a key differentiator for our business. Our approximately 211 person technology team leads platform innovation inside CLEAR. We have spent more than 15 years to create our scalable and secure back-end and our easy-to-use consumer front-end. The flexibility of our platform allows us to apply our technology to new and innovative sectors quickly and effectively. We built a horizontal platform experience that can be embedded into a partner's native ecosystem so the partner can leverage our verification and enrollment technology. This web experience allows partners to use CLEAR's technology to verify their customers identities and provide frictionless experiences like check-in, identity verification, account opening/KYC, age verification, and a suite of workforce products like employee onboarding, continuous verification, critical access control, and account recovery.

Powerful Network Effects

The power of network effects on our business became evident as we added additional locations and our membership growth accelerated. Given the lengthy airport sales cycle and scarcity of airport real estate, it took us seven years to build a critical mass of airports to attract the first million Members. Once we achieved scale, the power of national network effects began to take hold. As the likelihood that a domestic traveler would have access to a CLEAR+ Lane increased, the value proposition of our CLEAR+ offering increased substantially. Alongside the growth in CLEAR+, our strategy expanded to extend our platform’s capabilities through additional CLEAR Travel offerings and with CLEAR1. Our investment in our platform and products and the expanding scale of our Membership have accelerated the addition of new partners that are enabling our membership growth and increasing verifications.

Our Growth Strategies

Key elements of our growth strategy include:

•Grow CLEAR+ Members and grow revenue per CLEAR+ Member: We see growth opportunities in our CLEAR+ Member base and opportunities to increase the revenue per CLEAR+ Member through pricing and ancillary revenue initiatives. We believe we can continue to open CLEAR Lanes in new airports and new CLEAR Lanes in our existing airports. As of December 31, 2025, our airport coverage is approximately 79% of 2025 TSA checkpoint volume. 6% and 5% of all TSA checkpoint volume went through a CLEAR lane in 2025 and 2024, respectively. We are also expanding CLEAR+ in the United States to better serve international travelers from over 40 countries, broadening the addressable market for CLEAR+ membership. We also believe there are opportunities to continue to develop new features to improve the Member experience experience to further grow CLEAR+ Members.

•Scale TSA PreCheck® enrollment program: We believe our TSA PreCheck® enrollment will drive significant growth for TSA’s program and an incremental revenue opportunity to CLEAR as we manage renewal processing and new enrollments for TSA PreCheck® subscriptions. TSA PreCheck® also offers a significant top-of-funnel opportunity to acquire new CLEAR+ Members as we offer a CLEAR/TSA PreCheck® bundled product for customers who are new to both CLEAR and to TSA PreCheck®.

•Expand our partnerships and distribution channels: We intend to continue to pursue commercial partners as a means to broaden our distribution channel reach and accelerate Member growth. These partnerships and channels are likely to include new airlines, credit card partners, digital marketplaces, retail enterprises and various CLEAR1 partners in target verticals.

•Expand into new verticals and products: We anticipate continuing to add new products within the Travel vertical. We have also made significant progress expanding from Travel into select new verticals through CLEAR1. We plan to continue investing to increase the growth of our platform, Member base and our network locations where our Members can use and our partners can integrate with CLEAR. We believe we have a proven platform business with numerous natural adjacencies and as our Member base and product portfolio grows, we believe we will have the opportunity to grow into new verticals.

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

As of December 31, 2025, we have 114 issued United States patents (with four additional patent applications allowed) and 28 patent applications pending in the United States relating to certain aspects of our technology. We also have a limited number of patents issued and patent applications filed in other countries. Our issued patents expire between 2032 and 2042. As of December 31, 2025, we have seven U.S. registered trademarks, and three trademark applications pending in the United States. These include registrations for the CLEAR name and other brand indicia. We also have registered the domain name www.clearme.com, and similar variations.

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

As of December 31, 2025, we had 3,301 full-time employees with our largest workforces in New York, New Jersey, and Los Angeles. We compete to attract and retain diverse and highly talented individuals, particularly people with expertise in engineering, product development and marketing. Our ability to recruit and retain talent benefits from our unique workplace culture and brand - with a focus on being a meritocracy. None of our employees are covered by collective bargaining agreements, and we believe our employee relations to be strong.

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

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section of this annual report for the fiscal year ended December 31, 2025 (“Annual Report on Form 10-K”) for information regarding how actions by governmental stakeholders and regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

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
•failure to add new and retain existing Members, including Active CLEAR+ Members, or increase the utilization of our platform, and the failure to add new or retain existing partners;
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
•we may enter into agreements with strategic partners that include exclusivity provisions that limit our ability to enter into agreements with additional partners
•risks associated with inherent measurement limitations and any real or perceived inaccuracies in our metrics;
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
•risks associated with our organizational structure, including those related to our Tax Receivable Agreement (as defined below), and tax related payments we may be required to make;
•we are controlled by the Founder Post-IPO Members, whose interests in our business may be different than yours;
•restrictions of our Credit Agreement;
•the unpredictable nature of tax attributes that will impact our tax treatment;

•substantial future sales of shares of our Class A Common Stock could cause our stock price to fall;
•failure to maintain adequate internal controls;
•provisions in our charter documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third-party;
•the volatility of our stock price;
•risks related to the Founder PSUs; and
•we may issue preferred securities, the terms of which could adversely affect the voting power or value of our Common Stock.
Risks Related to Our Business, Brand and Operations

If we fail to add new and retain existing Members, including Active CLEAR+ Members, or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected.

Our business and financial results depend significantly on adding new and retaining existing Members, increasing the number of CLEAR+ Members, including by converting non-paying Members to paying Members, and the utilization of our platform by our Members. There can be no assurances that we will be successful at accomplishing any of the foregoing. Member growth, retention and utilization of our platform is in part dependent on our ability to introduce new services to our Members, expand our airport footprint, promote and increase awareness of our offerings and satisfy or exceed the expectations of our Members with our platform and offerings. We have derived substantially all of our historical revenue from CLEAR+, our consumer aviation subscription service. To grow and diversify our revenue, we will need to increase the number of Active CLEAR+ Members and the utilization of our platform, and continue to offer services that are considered valuable to our CLEAR+ Members. Failure to do so could adversely affect our business, results of operations and financial condition.

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

If CLEAR+ Members do not perceive our aviation subscription service to be of value, including if we adjust pricing in a manner that is not favorably received by CLEAR+ Members, we may not be able to attract and retain CLEAR+ Members, and accordingly, our revenue, including revenue per paying CLEAR+ Member, and results of operations may be adversely affected. We have in the past, and may in the future, expand CLEAR+ membership to include benefits in addition to use at our partner airports, such as free access to CLEAR Mobile and CLEAR Perks. If our efforts to develop and offer more benefits are not valued by our current and future CLEAR+ Members, our ability to attract and retain CLEAR+ Members, or increase pricing, may be negatively impacted. We have and may, from time to time, adjust our CLEAR+ membership pricing, our family plans, or our pricing model itself. For example, we have increased CLEAR+ membership rates, as well as the price of a family member, in the last four years, and may continue to adjust pricing in the future. These and other adjustments may not be well-received by CLEAR+ Members, and could negatively impact our ability to attract and retain CLEAR+ Members, revenues per paying CLEAR+ Member, revenue and our results of operations.

Our ability to attract and retain Members, as well as to increase the number of Active CLEAR+ Members and the utilization of our platform by our Members, could be materially adversely affected by a number of factors discussed elsewhere in these “Risk Factors,” including:

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

The growth of our business, including our membership base, geographic footprint and financial results, also depends on adding new and retaining existing partners, as well as increasing the revenue generated from partners. Our partners help increase our opportunities to attract new Members and, in some cases, help subsidize memberships. However, we may be unsuccessful at adding new partners, retaining existing partners or monetizing our partner relationships, and our success is subject to a number of the risks that we face in expanding our membership base. See “— If we fail to add new and retain existing Members, including Active CLEAR+ Members, or increase the utilization of our platform, our business, results of operations and financial condition would be materially and adversely affected” above.

If our partners stop trusting our platform, or if our partners or our Members have an unsatisfactory experience with our platform, we are unable to offer new and relevant offerings and features or we are unable to increase the adoption of our platform, we could be unsuccessful at continuing to grow our partner network or increase the revenue generated from existing partners, which could hamper our prospects. This could in turn have an adverse impact on our ability to grow our membership base. If certain partners that subsidize memberships do not renew their agreements with us, we could lose a portion of the affected Members, which could impact our revenue and retention rates. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

If we are not able to meet stakeholder expectations or to maintain the value and reputation of our brand, our business and financial results may be harmed.

We believe that our brand is important to attracting and retaining Members and partners. Our business is dependent on our ability to build, maintain and expand trust in our brand and our platform from a variety of different stakeholders, which depends on our ability to provide consistent, accurate, high-quality services to our Members and partners, as well as protect the information that we gather (which may include personal information). It also requires us to understand the evolving expectations of our stakeholders, and to adjust our offerings to meet them. An inability to accurately understand or meet the expectations of, or forecast changes in, our stakeholders, could have a material adverse effect on our brand, and therefore on our business, results of operations and financial condition. Failure to meet these continuously evolving stakeholder expectations could diminish the trust in our brand and platform. While it is our mission to continue to build and expand the trust in our brand and our platform from all stakeholders, any actual or perceived failure to do so could result in a decreased number of Members, decreased use of our platform by our Members, slower growth in our platform and business than we expect, a discontinuation of our partnerships and relationships, and a negative impact on our ability to continue in, or expand into, other sectors or industries, any of which could have a material and adverse effect on our business, prospects, results of operations and financial condition.

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

Our market is intensely competitive with respect to every aspect of our business, and we expect competition to increase in the future. We anticipate that both our existing and future services and our expansion into new verticals will face competition from a variety of other companies and organizations. Other companies may strive or choose to perform services related to confirming an individual’s identity as a standalone task or related to a specific transaction, which would increase the competition we currently face. For example, large, well-established technology platforms, such as Alphabet/Google, Amazon, Apple, Microsoft or Meta or well-known companies in the credit card industry may have developed, may currently be developing, or in the future could acquire, develop or expand, a platform that competes directly with some or all of our solutions. Other potential competitors include providers of decentralized identity verification platforms or verification services, including know your customer services. Additionally, biometric hardware companies and platform companies that also offer hardware may develop applications that directly or indirectly compete with our platform. We face competition from two other private entities that are authorized to compete with us in enrolling Members on Transportation Security Administration’s (“TSA”)’s behalf for TSA PreCheck®.

We also face competition from solutions that were developed or could be developed in-house by our existing and future partners, and by governmental agencies, which could result in lost revenues and otherwise have a material adverse effect on our business, results of operations and financial condition. See “Increased adoption of new technological solutions and services, including third-party identity verification and credential authentication solutions, at locations where we operate or may operate in the future could impact our business” below.

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

Acquisitions of our competitors by companies that have more resources than us could have a negative impact on our competitive position. Some of our competitors may enter into alliances with each other or other companies or governmental agencies, or may establish or strengthen cooperative relationships with system integrators, third-party consulting firms or other parties. Any such consolidation, acquisitions, alliances or cooperative relationships could lead to pricing pressure and loss of market share and could result in one or more competitors with greater resources, which could harm our competitive position. Furthermore, organizations may be more willing to incrementally add solutions to their existing infrastructure from our competitors than to replace their existing infrastructure with our solutions. These competitive pressures in our market or our failure to compete effectively may result in fewer Members and partners and reduced revenue and gross margins. Any failure to meet and address these factors could adversely affect our business, results of operations and financial condition.

Increased adoption of new technological solutions and services, including third-party identity verification and credential authentication solutions, at locations where we operate or may operate in the future could impact our business.

Private industry and governmental agencies continue to increase their efforts related to developing and launching identity verification and credential authentication solutions, and we expect this trend to continue. For example, certain airlines, technology providers and the TSA are developing technological solutions, in some cases including the use of identity verification technology or biometrics, that have been implemented, like TSA PreCheck® Touchless ID, and may gain widespread acceptance, in locations where we operate, such as airports, or where we may operate in the future.

In addition, the federal government has conducted a number of proof of concept demonstrations to evaluate identity verification technologies and other credential authentication technologies at airport checkpoints, intends to expand use of its own biometric credential authentication technologies (“CAT”), at additional airport checkpoints, and is continuing to explore digital identities at checkpoints generally. The TSA has publicly stated its intent to require all travelers to be processed through CAT machines in the future, either through travelers presenting physical IDs or through the transmission of digital ID credentials. Additionally, state governments are issuing driver’s licenses in digital formats, and airlines have launched their own identity and credential authentication initiatives, in some cases with other identity verification partners. In many cases these initiatives also include the use of biometrics, either via centralized or decentralized platforms, and any of these platforms or standards may become universally accepted and preferred by the industry, the TSA, airlines, and our other partners. Widespread adoption of competing identity verification solutions or credential authentication solutions or standards (including TSA’s own solutions) at airport checkpoints or other locations where we operate could adversely impact our ability to operate in the same manner as we operate today.

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

We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third-party. Our metrics, such as our key performance indicators, may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. Even if the markets in which we compete meet the size estimates and growth that we expect, our business could fail to grow at similar rates, if at all. Additionally, we routinely evaluate the utility to our investors and management of our metrics and have changed, and may in the future change, the metrics we use or the ways in which such metrics are calculated. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then the trading price of our Class A Common Stock and our business, financial condition and results of operations could be adversely affected.

We might not implement successful strategies to increase the adoption of our platform or expand into new verticals, which would limit our growth.

Our future profitability depends, in part, on our ability to successfully increase the adoption of our platform, expand into new verticals and develop new offerings. We cannot assure you that the market for our platform and our existing and proposed offerings will remain viable. The market for identity verification solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products, technologies or platform. Several organizations set standards for biometric identification and standards continue to develop related to storage of biometric information or identity information. Although we believe that our technologies comply with existing standards, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products, services and platform.

Our growth has been accelerated by our expansion from the aviation industry into different verticals, including travel and hospitality, workforce, digital marketplaces, live events and healthcare. Our business strategies include expanding our platform and Member base within these verticals and identifying and expanding into new verticals. There can be no assurances that we will be able to expand our business within existing verticals or successfully identify and expand into new verticals, or that any new verticals will provide us with successful opportunities and relationships.

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

We may be required to incur significantly higher expenditures than we currently anticipate to achieve the foregoing results, which could have a negative impact on our results of operations if our revenues do not increase sufficiently. Our investments may not be successful and there can be no assurances that our growth strategies and plans will be achieved.

Our commercial agreements and strategic alliances, as well as potential indemnification obligations, expose us to risk.

We provide our platform to our partners through commercial agreements and strategic alliances. These arrangements can be complex and require substantial personnel and other resource commitments, which may limit the number of partners we can serve. If we are unable to quickly scale our business, or if we do not effectively manage our infrastructure and personnel capacity as we grow, we may not be able to achieve our growth plans. Furthermore, there could be a negative impact on existing alliances and business relationships. Under certain of our commercial agreements, the total amount of compensation we receive is partially dependent on the level of use at the relevant location, because we receive payment for each individual who uses our platform at that site. Usage levels are due to a number of factors including many that are beyond our control, and if usage is lower than anticipated, the compensation we receive may be lower than expected. As our commercial agreements terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. We may in the future be required to enter into amendments or new agreements on less favorable terms, which could adversely affect our business, results of operations and financial condition.

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

Even if third-party claims against us lack merit, the expense and effort related to defending ourselves against these claims could be costly and time consuming. Assertions by a third-party, whether or not meritorious, could subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, harm our relationship with customers, reduce demand for our platform and result in our brand, business, results of operations and financial condition being adversely affected.

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

In addition, while we seek to develop new offerings and expand into new markets and industries, we may have limited or no experience in these areas, and our Members may not adopt our offerings. We may incur significant expense in our attempts to innovate and create new offerings, which attempts may ultimately not be successful. New offerings, which can present new and difficult technology challenges, may subject us to claims if Members or partners experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not recoup our investments. Failure to realize the benefits of amounts we invest in new technologies, products or services could result in the value of those investments being written down or written off.

Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet Member, partner and market demands is essential. If we elect not to or are unable to develop solutions internally, we may choose or be required to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or fail to successfully integrate into our operations. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and our business, results of operations and financial condition could be adversely affected. Moreover, there is no assurance that our research and development or acquisition efforts will successfully provide the benefits we expect. If we are unable to generate an adequate return on such investments, we may not be able to compete effectively and our business and results of operations may be materially and adversely affected.

Any decline or disruption in the travel industry or general economic downturn could materially adversely affect our business, results of operations and financial condition.

We have derived substantially all of our historical revenue from Members who enroll in CLEAR+, which includes our RT Program service at U.S. airports. Accordingly, our performance is dependent on the strength of the travel industry and our revenue is susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, such as global pandemics. Additionally, platform usage beyond airports is driven by the operations of our partners, such as their ability to host events, provide hotel rooms, rent cars, and workplaces and medical centers being open for workers and patients. Other events or factors beyond our control can disrupt, and have in the past disrupted, travel and operations within the United States and globally or otherwise result in declines in travel demand and the demand to attend events. These events include prolonged extreme weather, natural disasters or man-made disasters, travel-related health concerns (including pandemics and epidemics or other outbreak of contagious diseases), restrictions related to travel, stay-at-home orders, wars and military actions, terrorist attacks, sources of political uncertainty or political events, protests, foreign policy changes, regional hostilities, general economic conditions (such as a recession or inflation), changes in regulations, labor unrest or travel-related accidents. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior and other activities by consumers, and therefore demand for our airport and platform services, which could materially adversely affect our business, results of operations and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in enrollments or renewals of CLEAR+, less interaction with our platform products related to discretionary activities such as travel (such as rental cars and hotel rooms), and thus result in decreasing platform usage and lower revenue. Downturns in worldwide or regional economic conditions, such as downturn resulting from the pandemics, inflation, and the potential for a recession, have in the past led to a general decrease in travel and travel spending, as well as discretionary spending generally, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations and financial condition.

We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, such as the need to promote our platform, develop new platform features and offerings, enhance our existing platform, or make strategic acquisitions. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A Common Stock could suffer significant dilution, and any new shares we issue could have rights, preferences and privileges superior to those of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could impose additional restrictions on our ability to make distributions or pay dividends to our stockholders, or make it less likely that our Board will declare such distributions or dividends.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and harm our results of operations and financial condition.

We have in the past and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities.

We may be unable to find or achieve definitive agreements with such acquisition or investment targets, despite efforts by our management, which could be significant. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital and/or potentially dilutive equity issuances, and may divert management’s attention and resources from our existing business. We may be unable to successfully integrate such business or assets into our operations, and such business may fail to meet our expectations or achieve the intended results. This risk is enhanced considering we have limited experience in acquiring other businesses. We have in the past acquired, and may in the future acquire, businesses that we have difficulty integrating or where we fail to achieve the anticipated benefits of the acquisition.

Our business depends on retaining and attracting high-quality personnel, including certain key personnel, and continued or future attrition, or unsuccessful succession planning could adversely affect our business.

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

To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. As we continue to mature, the equity incentives we currently use to attract, retain and motivate employees may not be as effective as in the past. Our ability to attract, retain and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract or retain employees, we would incur substantial additional equity-based compensation expense and the ownership of our existing stockholders would be further diluted.

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

In addition, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems. Further, our system implementations may not result in improvements that outweigh the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our platform, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the efficient delivery of our products and services.

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

In particular, a significant and growing portion of our Members access our platform through the CLEAR mobile application (the “app”) and through our secure identity platform, CLEAR1. There is no guarantee that popular mobile devices and browsers will continue to support such platform, app or service. We are dependent on the interoperability of our app with popular mobile operating systems that we do not control, such as Android and iOS, and CLEAR1 with popular internet browsers. Any changes in such systems that degrade the functionality of our digital offerings or give preferential treatment to competitors could adversely affect our platform’s usage. In the event that it is difficult for our Members to access and use our platform, our competitors develop products and services that are perceived to operate more effectively, or if our Members choose not to access or use our platform or use mobile products that do not offer access to our platform, our Member growth and Member engagement could be adversely impacted.

We are subject to payment processing risk.

Our Members pay for our products and services using a variety of different payment methods, including credit and debit cards, and online wallets. We rely on third-party systems to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage third-party payment processors to bill Members on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact Member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.

Our business may be vulnerable to the adverse effects of climate change, which may negatively impact our operations.

Our primary locations may be vulnerable to the adverse effects of climate change. Extreme weather conditions may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. In addition, legal and regulatory requirements with respect to climate change and other aspects of environmental, social, governance and other sustainability (e.g., disclosure requirements) may result in increased compliance requirements on our business, which may increase our operating costs and cause disruptions in our operations.
We are dependent on CLEAR+ memberships for a significant portion of our revenue, and a significant reduction in CLEAR+ memberships would reduce our future revenue and harm our anticipated operating results. Given our dependence on CLEAR+ for a significant portion of our revenues, a decrease in demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy sources, such as air travel, could have a material negative impact on our revenues.

We have limited experience operating outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We have, and in the future we may continue to, expand our operations internationally. Operating outside of the United States requires significant management attention. As we continue to expand globally, we may incur significant additional operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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
•complying with varying laws and regulatory standards, including with respect to consumer protection, tax and local regulatory restrictions;
•obtaining any required government approvals, licenses or other authorizations, particularly as may be necessary for the use and collection of personal information;
•varying levels of Internet and mobile technology adoption and infrastructure;
•currency exchange restrictions, limitations on the repatriation and investment of funds or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States; and
•potential oppositions in foreign patent and trademark offices.

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

Additionally, we accept payment for CLEAR+ through credit card transactions, certain online payment service providers and mobile payment platforms. The ability to access credit card information on a real-time basis without having to proactively reach out to the Members each time we process an auto-renewal payment is critical to our success and a seamless experience for our users. However, if we or a third-party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third-party, the more sizable the third-party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our CLEAR+ Members are affected by such a breach experienced by us or a third-party, affected Members would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected Members, and even if we could, some Members’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition and results of operations.

We rely on third-party technology and information systems, like Amazon Web Services (“AWS”), to help complete critical business functions. If that technology is subject to a security breach or fails to adequately serve our needs, and we cannot find alternatives, it may negatively impact our business, financial condition and results of operations.

We rely on third-party technology and vendors and other service providers for certain of our critical business functions, including credit card readers, scanners, third-party software, cameras and other technology to complete Member enrollments and verifications, as well as prevent fraud, network infrastructure for hosting our website and mobile application, software libraries, development environments and tools, services to allow Members to populate their accounts with personal information, and cloud storage platforms. Our business is dependent on the integrity, security and efficient operation of these systems and technologies, and we do not necessarily control the operation or data security of the third-party providers we utilize. Our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers may be insufficient or inadequate to prevent or remediate such risks. Our systems and operations or those of our third-party providers and partners could be exposed to damage, interruption, security breach and other risks from, among other things, computer viruses and other malicious software, denial-of-service attacks and other cyberattacks, acts of terrorism, human error, coding errors or vulnerabilities, fraud, sabotage, natural disasters, telecommunications failures, financial insolvency, bankruptcy and similar events, and may be subject to financial, legal or regulatory issues, each of which may impose additional costs or requirements on us, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach, or prevent these third parties from providing services to us or our Members on our behalf. The failure of these systems to perform as designed, the vulnerability of these systems to security breaches and fraud or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives in a timely and efficient manner and on acceptable terms, or at all, could disrupt our operations and subject us to losses or costs to remediate any of these deficiencies. Additionally, software errors or vulnerabilities in third-party technologies we use could result in significant disruptions to our information technology systems, leading to downtime, data loss, or compromised data integrity. There have been high-profile incidents of third-party service providers causing widespread disruptions to their customers’ operations, such as the Windows outage caused by a flawed CrowdStrike software update that occurred in July 2024 and the AWS outage in October 2025. We cannot guarantee the infrastructure of our third-party service providers has not been, or will not be, compromised or that errors by our third-party service providers will not cause similar disruptions or outages to our operations. In addition, we cannot be assured that third parties will comply with their agreements with us and applicable laws and regulations or that third parties will not increase their prices or give preferential treatment to our competitors. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Additionally, the occurrence or perception of any of the above events could result in Members ceasing to use our platform, reputational damage, legal or regulatory proceedings or other adverse consequences, which could materially adversely affect our business, results of operations and financial condition.

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

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third-party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable.

If third parties make infringement claims against us whether or not they are upheld, such claims could consume substantial time and financial resources, divert the attention of management and disrupt product sales and shipments. If any third-party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude any infringing use. As a result, we would incur substantial costs, experience delays in product development, sales and shipments, and our revenues may decline substantially. Additionally, we may not be able to achieve the minimum necessary growth for our continued success.

See “Risks Related to Regulation and Litigation—We may be sued by third parties for alleged infringement, misappropriation, or other violations of intellectual property and other proprietary rights.”

Risks Related to Regulation and Litigation

We must continue to meet the evolving standards set for our airport operations by governmental stakeholders.

We relaunched in 2010 at two U.S. airports as the only private company authorized by the DHS to automate the process for confirming traveler identity and validating travel documents for CLEAR+ Members, and we continue to provide airport services to our Members through the RT Program. As we have grown, our interactions with the federal government have expanded. For example, in January 2020, we were selected by the TSA as an awardee in the TSA Biometric PreCheck® Expansion Services and Vetting Program to handle subscription renewal processing and new enrollments for the TSA PreCheck® program and have entered into an up to 10-year agreement to provide such services to the traveling public. In February 2024 we launched TSA PreCheck® Enrollment Provided by CLEAR to the public, and are currently providing in-person enrollment at airport and retail locations, as well as online renewal services. These operations remain subject to ongoing approval by the TSA, and there can be no assurances that we will continue to be able to meet all of TSA’s requirements. Additionally, we have entered into numerous Cooperative Research and Development Agreements with the DHS, and the DHS has certified the biometric enrollment and verification system as a Qualified Anti-Terrorism Technology under the SAFETY Act.

We operate through the RT Program according to guidelines set forth by the federal government, which have historically been implemented through our airport and/or airline partners. As we have grown, our regulatory frameworks have evolved. For example we are subject to various audits, reviews and evaluations overseen by the TSA, an agency of the DHS, which include: annual operational audits at each airport where we operate our RT Program requiring us to demonstrate compliance with airport checkpoint security protocols; a TSA-CLEAR Quality Assurance program which includes monthly reviews of RT Program activities including a monthly report delivered to TSA, audits of certain of our information systems against a stringent FISMA High Rating designation for information security and an additional “Registered Traveler Security Overlay” framework; ongoing periodic reviews of our operational procedures and technology, such as the biometric matching technology and credential authentication systems that help power our system; ongoing special emphasis inspections of our compliance with operational and procedural obligations for RT Program providers; an evaluation by the Science and Technology Directorate of the DHS of our biometric enrollment and verification system for renewal of our SAFETY Act certification as a Qualified Anti-Terrorism Technology; and ongoing reporting requirements related to enrollments and verifications. In addition, TSA has provided us with technical and regulatory requirements, including technical integration specifications between TSA systems and CLEAR systems to enable transmittal of digital identity information to facilitate processing of each RT participant by TSA CAT; varying rates in the percentage of RT participants whose identities are randomly reverified at airport checkpoints, potentially up to all RT participants; enhanced enrollment standards for existing and new RT participants in line with new industry standards; and formalized audit requirements. We have no control over requirements proposed or implemented by federal agencies on us or our airport and airline partners regarding our business. New or changing requirements implemented by federal agencies, such as those set forth above, could have an adverse impact on our business and results of operations.

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

There is considerable patent and other intellectual property development activity in the biometrics, identity and technology industries generally, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We cannot guarantee that our internally developed or acquired technologies or third-party tools that we use do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties, including non-practicing entities, may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. In addition, in the event that we recruit employees from other technology companies, including potential competitors, and these employees are used in the development of products which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. Any claim, litigation or allegation could cause us to incur significant expenses and, if successful, could require that we pay substantial damages, ongoing royalty payments or licensing fees, prevent us from offering our platform or services or using certain technologies, require us to develop alternative technology or obtain additional licenses, force us to implement expensive workarounds, or be subject to other unfavorable terms.

We expect that the occurrence of infringement claims and allegations is likely to grow as the market for biometric solutions and identity products and services grows, increasing our exposure to damages resulting from such claims. Even alleged infringement claims that lack merit may be distracting and expensive to defend and could contribute to reduced public confidence in our platform, and even if meritorious but ultimately unsuccessful, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require us to incur significant expenditures. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A Common Stock may decline. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, results of operations and financial condition.

Any actual or perceived failure to comply with applicable laws relating to privacy, biometrics, artificial intelligence, health information and data protection may result in significant liability, negative publicity and erosion of trust and commercial opportunities, and increased regulation could materially adversely affect our business, results of operations and financial condition.

As part of our normal operations, we collect, process and retain personal information about individuals, including sensitive personal information such as biometrics data. We are subject to various international, federal, and state laws and rules regarding the collection, use, disclosure, storage, transmission, and destruction of this personal information, and as we move into new markets, we are and will be subject to international laws applicable to our data practices as well. We collect and use personal information, including sensitive personal information, when our Members enroll in our platform and use our platform after they have completed their enrollment. The laws of many states and countries require businesses that maintain such personal data to obtain consent before collecting or processing certain types of data, to implement measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used.

As examples, numerous states and municipalities have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use and processing of state residents’ personal data. For example, CCPA took effect in 2020 and was amended by the Consumer Privacy Rights Act, which went into effect in 2023. CCPA provides enhanced data privacy rights to California consumers, including the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. These rights are enforced by the California Attorney General and California Privacy Protection Agency. In addition, CCPA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of CCPA will be interpreted and enforced. Numerous states have passed laws that provide similar privacy and security protections to their residents, including Virginia, Colorado, Texas, and Oregon, and many other states are actively developing legislation in this area.

In addition, states such as Illinois, Texas, Colorado and Washington, have laws that specifically regulate the collection and use of biometric information, and numerous states and municipalities are considering similar legislation. Illinois’ BIPA includes both a private right of action and liquidated damages for companies that violate its provisions, and the Texas Attorney General has announced settlements with private parties under its biometric laws with penalties in excess of $1 billion. Regardless of any company’s efforts to comply with the requirements of BIPA, the private right of action available under laws like BIPA have created strong incentives for plaintiffs’ counsel to push the interpretation of BIPA in new areas and has increased the general likelihood of, and costs and risks associated with, biometrics litigation. Recent BIPA case law has increased liability exposure and the scope of damages that may be collected for alleged violations. The effects of state privacy, data protection and biometrics laws and other similar state or federal laws, are significant and may require us to modify our products, data processing practices and policies and to incur substantial costs and potential liability as we attempt to implement new requirements or guidance under such laws, which are often not well defined, or to defend assertions of liability under these laws, given the significant penalties available.

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted and may in the future enact different and potentially contradictory requirements for protecting personal information, including biometric information, as well as data that is collected and maintained electronically. These regulations have become particularly relevant to us as we expand our operations beyond the United States. For example, GDPR, which became effective in 2018, includes operational requirements for companies that are established in, or process personal data of individuals located in, the EEA. These requirements govern the processing of personal data in certain contexts and include significant penalties for non-compliance. Failure to comply with GDPR may result in fines of up to 20 million euro or up to 4% of the annual global revenue of a company processing information about EEA data subjects. It may also lead to regulatory inquiries initiated by data subjects as well as civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting on the ways in which our business can use personal data. Additionally, the United Kingdom has transposed GDPR into domestic law with a United Kingdom version of GDPR (combining GDPR and the Data Protection Act of 2018) that took effect in 2021, which exposes us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. Other jurisdictions where we currently operate or may operate in the future like Canada, Brazil and India have implemented comprehensive data protection regulations that also may diverge from or overlap with these laws. Compliance with numerous and contradictory requirements of different jurisdictions is inherently challenging and costly for any business that collects and processes personal information as well as biometrics from individuals based in different jurisdictions, particularly since the interpretation and application of these laws is unresolved. If any jurisdiction in which we currently, or in the future may, operate, or where one of the partners we service operates, adopts new laws or changes its interpretation of its laws, rules or regulations relating to data use and processing such that our compliance obligations are unclear, or we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions or losing the ability to partner with companies who do business in such jurisdictions, as well as face significant and uncertain risks of regulatory investigations, penalties or liability in these jurisdictions.

Various state and international governments are considering, or recently have passed or issued laws, regulations or directives governing the use of artificial intelligence or automated decisionmaking technology for certain use cases, which may be interpreted to apply to CLEAR. For example, in September 2025, the California Privacy Protection Agency approved regulations under CCPA governing the use of automated decisionmaking technology that would apply to the use of “physical or biological identification or profiling” in certain contexts, and the EU has implemented the AI Act which prohibits certain types of high risk biometric systems from being deployed. The scope and interpretation of this emerging area of regulation and legislation, and the application to CLEAR’s business or business roadmap is evolving, but these laws could be interpreted or applied in ways that would impose new costly and burdensome requirements on CLEAR or its commercial partners and could increase the risk of regulatory actions directed to CLEAR or otherwise adversely impact our business.

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

Additionally, legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments, as well as evolving compliance requirements under state, federal and international laws governing subscriptions and negative options, may materially adversely affect our business, financial condition and results of operations. This could materially adversely affect our Membership subscription or payment authorization rate. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, have been implemented in state and federal jurisdictions (such as California’s Auto Renewal Law or the federal Restore Online Shopper’s Confidence Act (or “ROSCA”)) and additional laws or requirements are being considered in many U.S. jurisdictions. While we monitor and attempt to comply with these legal developments, we may be subject to regulatory action or litigation claims under such legislation or regulation. Federal agency activity has enabled increased frequency of labor organizing activities across the United States. Should the Company become subject to such activities we may be required to expend substantial resources, both time and financial, which could have a material adverse effect on our employee relations, reputation, financial condition and results of operations.

Additionally, actual or perceived environmental, social, governance and other sustainability matters and our response to these matters could harm our reputation and business results. Increasing governmental and societal attention to environmental, social, governance and other sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. Our action or inaction with respect to such environmental, social, governance and other sustainability matters or fail to comply with all laws, regulations, policies and related interpretations, could negatively impact our reputation and our business results.

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

Risks Related to Our Financial Results

We may not be able to sustain profitability in the future and have incurred, and expect to continue to incur, increased expenses as we continue to invest in growth.

We have incurred net losses in the past and may continue to incur net losses in the future. Our operating expenses may increase in the future as we continue to optimize and grow our business. We cannot assure you that we will be able to sustain profitability on a quarterly or an annual basis. If we generate losses in the future, if our net losses increase or if we are cash flow negative, the market price of our common stock may decline.

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

We are a holding company and our principal asset is our ownership of common units of Alclear (“Alclear Units”). We have no independent means of generating revenue, and our ability to pay dividends, taxes and operating expenses is dependent upon the financial results and cash flows of Alclear and its subsidiaries and distributions we receive from Alclear. As the sole managing member of Alclear, we intend to cause, and will rely on, Alclear to make distributions to us, entities controlled by our co-founders, Caryn Seidman Becker and Kenneth Cornick, (such entities, the “Founder Post-IPO Members”) and the other CLEAR Post-IPO Members, in amounts sufficient to cover dividends, if any, all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreement entered into between the Company and the CLEAR Post-IPO Members on June 29, 2021 in connection with the reorganization transactions (the “Tax Receivable Agreement”) and other costs or expenses. However, there can be no assurance that Alclear will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. In addition, when Alclear makes certain distributions to the Company, the other members of Alclear may also be entitled to receive distributions pro rata based on their economic interests in Alclear.

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

We currently have a quarterly dividend policy in place, and have, at times, declared special cash dividends to holders of our Class A and Class B Common Stock and may in the future pay cash dividends to our stockholders. However, we are a holding company, with our principal asset being our controlling equity interest in Alclear, and we have no independent means of generating revenue. Accordingly, as the managing member of Alclear, we intend to cause, and will rely on, Alclear to make distributions to its members, including Clear Secure, Inc., to fund our dividends. When Alclear makes such distributions, the other members of Alclear will also be entitled to receive distributions pro rata based on their economic interests in Alclear.

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

We are controlled by Caryn Seidman Becker, our co-founder, whose interests in our business may be different than yours.

As of December 31, 2025, Caryn Seidman Becker controls approximately 77.4% of the combined voting power of our outstanding shares of Common Stock as a result of her ownership of our Class B Common Stock and our Class D Common Stock, each share of which is entitled to 20 votes per share on all matters submitted to a vote of our stockholders.

Ms. Seidman Becker has the ability to control our Company, including the ability to control any action requiring the general approval of our stockholders, including the election of our Board, the adoption of amendments to our Certificate of Incorporation and by-laws and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third-party or other change of control of our Company and may make some transactions more difficult or impossible without the support of Ms. Seidman Becker, even if such events are in the best interests of minority stockholders. This concentration of voting power with Ms. Seidman Becker may have a negative impact on the price of our Class A Common Stock. In addition, because shares of our Class B Common Stock and Class D Common Stock each have 20 votes per share on matters submitted to a vote of our stockholders, Ms. Seidman Becker is able to control our Company until such time that she no longer collectively beneficially owns a majority of the voting power of our outstanding shares of Common Stock. Further, even when Ms. Seidman Becker ceases to collectively own shares of our Common Stock representing a majority of the combined voting power of our outstanding shares of Common Stock, for so long as she continues to collectively own a significant percentage of our stock, she will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval through her voting power.

Ms. Seidman Becker’s interests may not be fully aligned with yours. Because Ms. Seidman Becker holds part of her economic interest in our business through Alclear, rather than through the public company, she may have conflicting interests with holders of shares of our Class A Common Stock. For example, Ms. Seidman Becker may have a different tax position from us, which could influence her decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with our IPO, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us.

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

We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Further, assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the tax savings associated with all tax attributes described above would aggregate to approximately $615.1 million over 15 years from December 31, 2025, assuming all future redemptions, purchases or exchanges occur on December 31, 2025. Under this scenario, we would be required to pay the Alclear Members 85% of such amount, or approximately $522.8 million, over the 15-year period from December 31, 2025. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the tax receivable agreement payments made by us, will be calculated based in part on the market value of our Class A Common Stock at the time of each redemption or exchange of an Alclear Unit (along with the corresponding share of our Class C Common Stock or Class D Common Stock, as applicable) for cash or a share of Class A Common Stock or Class B Common Stock, as applicable and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the tax receivable agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the tax receivable agreement.

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

The covenants in our Credit Agreement, dated as of March 31, 2020 (as amended by Amendment No. 1 to Credit Agreement, dated as of April 29, 2021, Amendment No. 2 to the Credit Agreement, dated June 28, 2023, and Amendment No. 3 to the Credit Agreement, dated November 18, 2024, and as may be further amended from time to time, the “Credit Agreement”), by and among Alclear, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., may negatively impact our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to maintain a specified net leverage ratio, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our Credit Agreement also restricts our ability to, among other things, incur additional debt and guarantee indebtedness; pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments; prepay, redeem, or repurchase certain debt; make loans or certain investments; sell certain assets; create liens on certain assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; alter the businesses we conduct; and enter into agreements restricting our subsidiaries’ ability to pay dividends. We could incur substantial indebtedness in the future, and the agreements governing any such indebtedness may provide further restrictions on our business.

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

On May 13, 2022, our Board authorized a stock repurchase program, and in November 2023, March 2024, August 2024, and February 2025 our Board authorized an increase in such authorization, whereby we may purchase up to $600 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of December 31, 2025, $126.5 million remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time, and we have no obligation to repurchase any amount of our Class A Common Stock under the repurchase program.

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

Provisions in our charter documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third-party.

Our Certificate of Incorporation and by-laws contain several provisions that make it more difficult or expensive for a third-party to acquire control of us without the approval of our Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which only become effective the first date on which Ms. Seidman Becker and Mr. Cornick (the “Co-Founders”), together with the other persons in their permitted ownership groups (which include the Founder Post-IPO Members), collectively beneficially own, in aggregate, less than a majority of the combined voting power of our outstanding shares of Common Stock entitled to vote generally in the election of directors (the “Triggering Event”):

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
•quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as earnings per share, net income, revenues, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Total Bookings, Total CLEAR Members, Total Cumulative Platform Uses, Annual CLEAR+ Gross Dollar Retention, Active CLEAR+ Members, and Annual CLEAR+ Member Usage;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
CLEAR’s information security program is managed by a dedicated Chief Security Officer (“CSO”), who has over 28 years of experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as relevant academic degrees, formal military training, and industry certifications. Our CSO’s team is responsible for leading the Company’s Enterprise Risk Management Program (“ERM Program”), which integrates our cybersecurity strategy, policy, standards, architecture and processes, and through which we regularly discuss and assess identified cybersecurity risks. Our CSO attends ERM Program meetings where cybersecurity (and other) risks are identified. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds, and utilize a range of external experts, such as cybersecurity assessors, consultants and auditors, in evaluating and testing our cybersecurity systems. Further, CLEAR recognizes the importance of managing cybersecurity risks associated with third-party relationships as part of its broader risk management framework, as we are an organization that relies on a variety of third-party vendors, service providers, and business partners, and are aware that these relationships present potential risks to the security and integrity of our information systems. To mitigate these risks, the Company works closely with vendors using our risk framework to identify, assess, and monitor potential cybersecurity threats that arise from relationships with external entities. Our approach includes conducting due diligence, enforcing contractual cybersecurity requirements, and implementing third-party cybersecurity best practices designed to align with CLEAR’s risk management objectives.

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
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the year ended December 31, 2025:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	May 6, 2025	June 10, 2025	June 17, 2025	$0.125
Quarterly	August 5, 2025	September 10, 2025	September 17, 2025	$0.125
Quarterly	November 6, 2025	December 10, 2025	December 24, 2025	$0.125
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270

Stockholders

Based on information made available to us by the transfer agent, as of February 20, 2026, we have 71 holders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, one of record of our Class B Common Stock, 24 holders of record of our Class C Common Stock and one holder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.
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

Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended December 31, 2025 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2025 - October 31, 2025	—	$—	—	126.5
November 1, 2025 - November 30, 2025	—	—	—	126.5
December 1, 2025 - December 31, 2025	—	—	—	126.5
Total	—	$—	—
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022, and increased on November 8, 2023, March 21, 2024, August 5, 2024, February 2025, and February 2026. The share repurchase program provides for the purchase by the Company of up to $600 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of December 31, 2025 and February 20, 2026, $126.5 million and $250.3 million, respectively, remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Stock Performance Graph
The following graph compares the relative performance of our Class A Common Stock, with the total cumulative return of the S&P 600 Index, S&P Software & Services Select Industry Index, and Russell 2000 Index. This graph covers the period from June 30, 2021 through December 31, 2025. The comparison assumes an investment of $100 on June 30, 2021 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. These indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our Common Stock.

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
The discussion in this MD&A is generally related to 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
Clear Secure, Inc. (the “Company” or “CLEAR”) is a secure identity company making experiences safer and easier - both digitally and physically. We make everyday experiences frictionless by connecting your identity to all the things that make you, YOU - transforming the way you live, work, and travel. CLEAR has been delivering secure, frictionless experiences in airports for over 15 years, achieving exceptional user delight and trust with CLEAR+, our consumer travel subscription service. CLEAR+ enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints nationwide. Additionally, our CLEAR Travel portfolio includes TSA PreCheck® Enrollment Provided by CLEAR, premium services such as CLEAR Concierge, other travel benefits such as expedited passport services, our free CLEAR app which helps travelers plan their trip Home to Gate, and other mobile-first identity solutions such as CLEAR ID. Our CLEAR Travel portfolio extends CLEAR’s value proposition beyond the airport lane and supports our strategy to expand use cases, increase engagement and address new customer segments such as international travelers. CLEAR1 is our business to business (“B2B”) multi-layered identity verification solution. We combine biometric, document and device signals with verified data sources to ensure users are who they claim to be. Our B2B partners can select which verification layers to deploy, based on their specific security requirements, risk tolerance and user experience goals. We partner with a breadth of organizations, with a particular focus on Healthcare, Workforce and Governmental organizations where high fidelity identity security is paramount to their operational success. Our scaled Member base and comprehensive secure identity platform underpin our CLEAR Travel and CLEAR1 businesses, maximizing security and minimizing friction for consumers and our enterprise partners.
Key Factors Affecting Performance
We believe that our current and future financial growth are dependent upon many factors, including the key factors affecting performance described below.
Ability to Grow Total CLEAR Members
We are focused on growing Total CLEAR Members and the number of Members that engage with our platform. Our operating results and growth opportunities depend, in part, on our ability to attract new Members, including paying Members (CLEAR+ Members) as well as new platform Members. We rely on multiple channels to attract new CLEAR+ Members, including in-airport (our largest channel) which in turn is dependent on the ongoing ability of our Ambassadors to successfully engage with the traveling public. We also rely on numerous digital channels such as our website, mobile app and paid search. We also entered into strategic distribution partnerships with partners such as Delta Air Lines, United Airlines, Alaska Airlines, Hawaiian Airlines and American Express that promote our services to their customers on a discounted or subsidized basis which helps us to efficiently scale membership in CLEAR+. Through our partnership with American Express, eligible card members receive statement credits for all or a portion of their CLEAR Plus membership. We initially entered into our partnership with American Express in 2019. In February 2026, we executed a multi-year renewal of the partnership with American Express. In many cases, we offer limited time trials to new Members who may convert to paying Members upon the completion of their trial. Our future success is dependent on those channels continuing to drive new Members and our ability to convert trial Members into paying Members.

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
Revenues and operating income related to this acquisitions for the years ended December 31, 2025 and 2024 were insignificant to the consolidated financial statements for all periods presented. See Note 3 within the consolidated financial statements included in this document for more information on acquisitions.
Key Performance Indicators
To evaluate performance of the business, we utilize a variety of other non-GAAP financial reporting and performance measures. These key measures include Total Bookings, Total CLEAR Members , Total Cumulative Platform Uses, Active CLEAR+ Members, Annual CLEAR+ Gross Dollar Retention, and Annual CLEAR+ Member Usage.

Total Bookings
Total Bookings represent our total revenue plus the change in deferred revenue during the period. Total Bookings in any particular period reflect sales to new and renewing CLEAR+ subscribers plus any accrued billings to partners. Management views Total Bookings as an important measure of the current health and growth of the business and views it as a leading indicator.

	Years ended December 31,
	2025	2024	$ Change	% Change
Total Bookings (in millions)	$977.2	$834.0	$143.2	17%

Total Bookings increased by $143.2 million, or 17%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by growth in Active CLEAR+ Members combined with price increases.
Total CLEAR Members
We define Total CLEAR Members (formerly Total Cumulative Enrollments) as the cumulative number of members that have registered for the CLEAR platform since inception as of the end of the period. This includes Members who have enrolled through CLEAR+, trials, single-use product purchases, other non-paid uses of the CLEAR platform, and associated family accounts. Total CLEAR Members exclude members who are solely marketing opt-ins and purged accounts, and are adjusted to remove identified duplicate non-paid accounts. We renamed this metric to Total CLEAR Members and refined the definition to better reflect the breadth of Members who engage with the CLEAR platform as our offerings have expanded. Management views this metric as an important tool to analyze the efficacy of our growth and marketing initiatives as new Members are potentially a current and leading indicator of revenues.

This metric has been renamed and the definition clarified to provide more detail on the calculation thereof. The clarification did not have an impact on the methodology for calculation.

	As of December 31,
	2025	2024	Change	% Change
Total CLEAR Members (in thousands)	37,998	28,906	9,092	31%

Total CLEAR Members were 37,998 as of December 31, 2025 and 28,906 as of December 31, 2024, which represented a 31% increase. The year-over-year increase was driven by CLEAR1 and CLEAR+ Member enrollments.
Total Cumulative Platform Uses
We define Total Cumulative Platform Uses as the number of individual engagements across CLEAR use cases, including CLEAR+, CLEAR Mobile, our flagship app, and CLEAR1, since inception as of the end of the period. Management has historically viewed this metric as a tool to analyze the level of engagement of our Member base which can be a leading indicator of future growth, retention and revenue.

	As of December 31,
	2025	2024	Change	% Change
Total Cumulative Platform Uses (in thousands)	295,907	234,821	61,086	26%

Total Cumulative Platform Uses was 295,907 as of December 31, 2025 and 234,821 as of December 31, 2024, which represented a 26% increase, driven by Active CLEAR+ Member verifications combined with increased contributions from CLEAR1 uses.
Active CLEAR+ Members
We define Active CLEAR+ Members as the number of members with an active CLEAR+ subscription as of the end of the period. This includes CLEAR+ members who have an activated payment method, plus associated family accounts and is inclusive of members who are in a trial or in a billing grace period. Management views this as an important tool to measure the growth of its CLEAR+ product.

Prior period Active CLEAR+ Members have been recast to reflect the removal of certain lapsed accounts identified in connection with a billing system transformation project undertaken during 2025. This recast had no impact on our consolidated financial statements or non-GAAP financial measures. There has been no other change in the calculation of Active CLEAR+ Members.

	As of December 31,
	2025	2024	Change
Active CLEAR+ Members	7,616	7,187	6%

Active CLEAR+ Members was 7,616 as of December 31, 2025 and 7,187 as of December 31, 2024, which represented a 6% increase, driven by new Members added through airports and digital channels including Members added through partnerships.

Annual CLEAR+ Gross Dollar Retention
We define Annual CLEAR+ Gross Dollar Retention as the net bookings collected from a Fixed Cohort of Members during the Current Period as a percentage of the net bookings collected from the same Fixed Cohort during the Prior Period. The Current Period is the 12-month period ending on the reporting date, the Prior Period is the 12-month period ending on the reporting date one year earlier. The Fixed Cohort is defined as all Active CLEAR+ Members as of the last day of the Prior Period who have activated a payment method for our in-airport CLEAR+ service, including their registered family plan Members. Bookings received from a third-party as part of a partnership agreement are excluded from both periods. Active CLEAR+ Members, including those on a free or discounted plan, or who receive a full statement credit, only impact Annual CLEAR+ Gross Dollar Retention to the extent that they are paying anything out-of-pocket on behalf of themselves or a registered family plan Member. Management has historically viewed this metric to be reflective of our business objective of optimizing revenue.

	As of December 31,
	2025	2024	Change
Annual CLEAR+ Gross Dollar Retention	86.4%	88.5%	(2.4%)
Annual CLEAR+ Gross Dollar Retention was 86.4% as of December 31, 2025 and 88.5% as of December 31, 2024. The year-over-year change was driven primarily by a lower increase in pricing as compared to the prior period.

Annual CLEAR+ Member Usage
We define Annual CLEAR+ Member Usage as the total number of unique CLEAR+ airport verifications in the 365 days prior to the end of the period divided by Active CLEAR+ Members as of the end of the period who have been enrolled for at least 365 days. The numerator includes only verifications of the population in the denominator. Management has historically viewed this as a tool to analyze the level of engagement of our Active CLEAR+ Member base.

	As of December 31,
	2025	2024	Change
Annual CLEAR+ Member Usage	7.0x	7.1x	(1%)

Annual Usage was 7.0x as of December 31, 2025 and 7.1x as of December 31, 2024. The decrease was driven by both lower utilization for newer Members and a decrease in utilization for existing Members.
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

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted for income taxes, interest (income), net, depreciation and amortization, impairment and losses on asset disposals, equity-based compensation expense, net other (income) expense excluding sublease rental income, acquisition-related costs and changes in fair value of contingent consideration. We define Adjusted EBITDA Margin as Adjusted EBITDA expressed as percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are important financial measures used by management and our board of directors (“Board”) to evaluate business performance. We believe Adjusted EBITDA and Adjusted EBITDA Margin assist investors in evaluating the performance of the Company’s core operations by excluding certain items that impact the comparability of results from period to period.

Free Cash Flow

We define Free Cash Flow as net cash (used in) provided by operating activities adjusted for purchases of property. We believe Free Cash Flow provides useful information to management and investors about the Company’s liquidity and cash flow trends.With regards to our CLEAR+ subscription service, we generally collect cash from our Members upfront for annual subscriptions. As a result, when the business is growing Free Cash Flow can be a real time indicator of the current trajectory of the business.
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income to Adjusted EBITDA and Net Income Margin to Adjusted EBITDA Margin:

	For the year ended December 31,
(In thousands)	2025	2024	2023
Net income	168,147	$225,274	$49,888
Income tax expense (benefit)	37,923	(158,647)	724
Interest (income), net	(24,383)	(32,509)	(29,013)
Other expense, net	6,577	90,850	107
Depreciation and amortization	34,624	26,480	21,649
Impairment on assets	362	723	4,975
Equity-based compensation expense	38,932	35,339	37,293
Acquisition related costs	—	—	457
Adjusted EBITDA	$262,182	$187,510	$86,080

Revenue	$900,779	$770,488	$613,579
Net income Margin	19%	29%	8%
Adjusted EBITDA Margin	29%	24%	14%
Reconciliation of Net cash provided by operating activities to Free Cash Flow

	For the year ended December 31,
(In thousands)	2025	2024	2023
Net cash provided by operating activities	$372,452	$295,677	$225,033
Purchases of property and equipment	(29,340)	(12,009)	$(25,555)
Free Cash Flow	$343,112	$283,668	$199,478
Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. The Company offers certain limited-time trials, family pricing, and other beneficial pricing through several channels, including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds, and credit card chargebacks. Membership subscription revenue is also reduced by the Company’s funded portion of credit card benefits issued to certain Members through a partnership with a credit card company. The Company’s funded portion varies based on total number of Members for the contract year.

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
Cost of direct salaries and benefits
Cost of direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field Ambassadors, field managers directly assisting Members, their corresponding travel related costs, and costs incurred in Member support. Employee-related costs recorded in direct salaries and benefits consist of salaries, taxes, benefits and equity-based compensation and expenses under arrangements related to the use of certain space at airports.
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
Other income (expense), net
Other income (expense), net consists of certain non-recurring non-operating items, the establishment of the tax receivable agreement liability for exchanges of Alclear units which occurred when the related deferred tax assets required a valuation allowance, and subsequent revaluations of the tax receivable agreement liability.
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
Summary and discussion of the years ended December 31, 2025, 2024 and 2023 (in millions)1:

	Years ended December 31,
	2025	2024	2023
Revenue	$900.8	$770.5	$613.6
Operating expenses:
Cost of revenue share fee	$127.8	$108.1	$88.6
Cost of direct salaries and benefits	$192.6	$173.0	$142.8
Research and development	$72.4	$73.4	$74.4
Sales and marketing	$54.4	$48.8	$43.5
General and administrative	$232.4	$217.5	$222.4
Depreciation and amortization	$34.6	$26.5	$21.6
Operating income	$186.5	$123.2	$20.1
Other income (expense)
Interest income, net	$24.4	$32.5	$29.0
Other (expense) income, net	$(4.8)	$(89.1)	$1.5
Income before tax	$206.1	$66.6	$50.6
Income tax benefit (expense)	$(37.9)	$158.6	$(0.7)
Net income	$168.1	$225.3	$49.9
1Note certain numbers in this table and accompanying discussion do not foot due to rounding differences

Revenue

	Years ended December 31,
	2025	2024	$ Change	% Change
Revenue	$900.8	$770.5	$130.3	17%
Revenue increased by $130.3 million, or 17%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was primarily due to 6% increase in the number of Active CLEAR+ Members as of December 31, 2025 compared to December 31, 2024 and increases to the price of a CLEAR+ membership compared to the price as of December 31, 2024. Approximately 27% and 28% of paying Active CLEAR+ Members were on a family plan as of December 31, 2025 and 2024, respectively.
Cost of revenue share fee

	Years ended December 31,
	2025	2024	$ Change	% Change
Cost of revenue share fee	$127.8	$108.1	$19.7	18%

Cost of revenue share fee increased by $19.7 million, or 18%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was driven primarily by an increase of $7.5 million, or a 22% increase, in fixed airport fees and $12.2 million, or a 17% increase, in per Member fees. COVID-related concessions reduced Cost of revenue share fee by $0 and $2.3 million in the years ended December 31, 2025 and 2024, respectively.
Cost of direct salaries and benefits

	Years ended December 31,
	2025	2024	$ Change	% Change
Cost of direct salaries and benefits	$192.6	$173.0	$19.6	11%

Cost of direct salaries and benefits expenses increased by $19.6 million, or 11%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was primarily due to increased employee compensation costs of $15.5 million caused by wage increases and a change to our Ambassador compensation structure, in addition to $2.0 million of costs incurred in Member support.

Research and development

	Years ended December 31,
	2025	2024	$ Change	% Change
Research and development	$72.4	$73.4	$(0.9)	(1)%
Research and development expenses decreased by $0.9 million, or 1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was primarily due to a $1.0 million decrease in employee compensation costs, inclusive of a $1.3 million decrease in severance related to the 2024 closure of our Israel office, a $0.7 million decrease in non-cash impairment of certain assets, offset by an increase in professional fees of $0.8 million during the year ended December 31, 2025.

Sales and marketing

	Years ended December 31,
	2025	2024	$ Change	% Change
Sales and marketing	$54.4	$48.8	$5.6	12%
Sales and marketing expenses increased by $5.6 million, or 12%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was driven primarily by $3.5 million of higher marketing expense, a $0.9 million increase in employee compensation cost, and $0.6 million of higher technology costs.
General and administrative

	Years ended December 31,
	2025	2024	$ Change	% Change
General and administrative	$232.4	$217.5	$14.9	7%
General and administrative expenses increased by $14.9 million, or 7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was primarily driven by a $8.3 million increase in credit card fees due to higher bookings, $5.9 million of higher employee compensation costs primarily driven by performance-based equity compensation costs, and $2.6 million of higher professional fees, partially offset by a $3.9 million decrease in technology costs.
Other income (expense)

	Years ended December 31,
	2025	2024	$ Change	% Change
Interest income, net	$24.4	$32.5	$(8.1)	(25)%

Interest income, net decreased by $8.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by lower average interest rates and a lower average cash balances.

	Years ended December 31,
	2025	2024	$ Change	% Change
Other (expense) income, net	$(4.8)	$(89.1)	$84.2	(95)%
Other (expense) income, net decreased by $84.2 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily due the TRA liability of $90.8 million established during the year ended December 31, 2024.

Income tax expense

	Years ended December 31,
	2025	2024	$ Change	% Change
Income tax (expense) benefit	$(37.9)	$158.6	$(196.5)	(124)%

Income tax expense increased by $196.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was primarily due to the partial release of the valuation allowance and establishment of certain deferred tax assets during the year ended December 31, 2024.

Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of December 31, 2025, we had cash and cash equivalents of $85.7 million and marketable securities of $614 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations and investments that enhance our strategic positioning. Additionally, we maintain money market funds as part of a larger pool of investments designed to generate additional interest and investment income; these funds are classified as marketable securities within our consolidated balance sheets. We may also use our cash and cash equivalents to repurchase our Class A Common Stock, pay cash dividends and distribute to members for tax payments. We plan to finance our operations, future stock repurchases, cash dividends and capital expenditures largely through cash generated from operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including payment of dividends, potential stock repurchases, and known commitments and contingencies as discussed below. We expect that future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure.
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock. On each of November 8, 2023, March 21, 2024 and August 5, 2024, the Company announced that its Board authorized a $100 million increase to its existing Class A Common Stock share repurchase program, and in February 2025 and February 2026, the Company announced that its Board authorized additional increases of $200 million and $125 million, respectively. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the year ended December 31, 2025, the Company repurchased 5,294,598 shares for $126.3 million. The repurchased shares were retired. As of December 31, 2025 and February 20, 2026, $126.5 million and $250.3 million, respectively, remained available under the repurchase authorization.
Dividends
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the years ended December 31, 2025 and 2024:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 15, 2024	February 26, 2024	March 5, 2024	$0.090
Quarterly	May 7, 2024	June 10, 2024	June 18, 2024	$0.100
Quarterly	August 2, 2024	September 10, 2024	September 17, 2024	$0.100
Quarterly	October 31, 2024	December 10, 2024	December 17, 2024	$0.125
Special	March 21, 2024	April 1, 2024	April 8, 2024	$0.320
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	May 6, 2025	June 10, 2025	June 17, 2025	$0.125
Quarterly	August 5, 2025	September 10, 2025	September 17, 2025	$0.125
Quarterly	November 6, 2025	December 10, 2025	December 24, 2025	$0.125
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270

On February 25, 2026, the Company announced that its Board declared a quarterly dividend of $0.15 per share and a special cash dividend of $0.20 per share, payable on March 24, 2026 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on March 10, 2026 (the “Record Date”). The Company will fund the quarterly dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company. The Company will fund the payment of the special cash dividend with cash held by the Company following its receipt of a pro rata cash distribution made by Alclear to all of its members as of the Record Date, including the Company, together with cash held by the Company following its receipt of tax distributions made by Alclear.

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

As of December 31, 2025, the Company had a remaining borrowing capacity of $67.8 million, net of standby letters of credit, and had no outstanding debt obligations. Additionally, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 21 within the consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Years Ended December 31,
	2025		2024	2023	$ Change 2025 vs 2024	% Change 2025 vs 2024
Net cash provided by operating activities	$372.5		$295.7	$225.0	$76.8	26%
Net cash provided by (used in) investing activities	(97.1)		113.8	(15.5)	(210.9)	(185)%
Net cash used in financing activities	(257.3)		(401.5)	(216.0)	144.2	(36)%
Net increase in cash, cash equivalents, and restricted cash	18.0		7.9	(6.5)	10.1	128%
Cash, cash equivalents, and restricted cash, beginning of year	70.3		62.4	68.9	7.9	13%
Net exchange differences on cash, cash equivalents, and restricted cash	0.1	—	—	—	0.1	218%
Cash, cash equivalents, and restricted cash, end of period	$88.4		$70.3	$62.4	$18.1	26%

Cash flows from operating activities
For the year ended December 31, 2025, net cash provided by operating activities was $372.5 million compared to $295.7 million for the year ended December 31, 2024, an increase of $76.8 million. This change was due to an increase to non-cash adjustments to net income of $159.9 million driven by the release of the portion of the valuation allowance for deferred tax assets and tax benefits recorded in prior year, offset by a decrease in net income of $57.2 million and unfavorable changes to working capital of $77.6 million, driven by the establishment of the tax receivable agreement liability in the prior year.
Cash flows from investing activities
For the year ended December 31, 2025, net cash used in investing activities was $97.1 million compared to net cash provided by investing activities of $113.8 million for the year ended December 31, 2024, a change of $210.9 million. The change was primarily due to an decrease in the net sales of marketable securities of $197.1 million, an increase in the capital expenditures of $17.3 million driven by deployment of eGates and other investments to improve Member experience, offset by proceeds from a divestiture of $2.7 million.
Cash flows from financing activities
For the year ended December 31, 2025, net cash used in financing activities was $257.3 million compared to $401.5 million for the year ended December 31, 2024, a change of $144.2 million. The change was due to a decrease of $146.6 million used to repurchase Class A Common Stock, offset by a $3.6 million increase in payments of taxes on net settled stock-based awards.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of December 31, 2025, we had future minimum payments of $174.3 million, with $15.0 million due within 12 months. See Note 8 within the consolidated financial statements for information related to our lease obligations.

We enter into agreements with airports for access to floor and office space. As of December 31, 2025, we had future minimum payments of $65.8 million. See Note 18 within the consolidated financial statements.
The Company has commitments for future marketing expenditures to sports stadiums of $6.0 million as of December 31, 2025.

As of December 31, 2025, the Company is subject to certain minimum spend commitments of approximately $2.4 million over the next two years under service arrangements.
fother Critical Accounting Estimates
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

Revenue recognition

The Company has derived substantially all of its historical revenue from subscriptions to its consumer aviation service, CLEAR+. The Company offers certain limited-time trials, family pricing, and other beneficial pricing through several channels including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds, and credit card chargebacks. Membership subscription revenue is also reduced by the Company’s funded portion of credit card benefits issued to certain Members through a partnership with a credit card company. The Company’s funded portion varies based on total number of Members enrolled each contract year.

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
The majority of the Company’s revenues are derived from its consumer aviation subscription service, CLEAR+ for which the performance obligation is satisfied over time as a series of distinct services. The Company uses a time-based output measure and revenue is recognized over the contractual subscription term, typically one year in duration.

The Company uses the practical expedient permitted to not adjust the transaction price of contracts with a duration of one year or less for the effects of a significant financing component at contract inception.

The Company has certain other revenue streams which are not significant to the Company’s operating results. Revenue for other arrangements entered by the Company is generally recognized over time as services are performed.

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

Interest Rate Risk

We had cash and cash equivalents of $85.7 million as of December 31, 2025. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of December 31, 2025, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $614.4 million as of December 31, 2025. This amount was invested primarily in government securities, money market funds, commercial paper, corporate notes and bonds. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $2.8 million that would be recognized in accumulated other comprehensive loss within the consolidated balance sheets.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business are transacted in the U.S. dollar, foreign currency translation risk was insignificant for the year ended December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Secure, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clear Secure, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Accrued partnership liabilities

Description of the Matter	As described in Notes 2 and 12 to the consolidated financial statements, the Company contributes to credit card benefits obtained by its members through certain credit card partnerships. Membership subscription revenue is reduced by the Company’s estimate of its obligation to fund a portion of credit card benefits issued to members with one credit card partner at the end of the respective contract year. The obligation varies based on the number of members enrolled each contract year. Included in accrued partnership liabilities of approximately $163.4 million is the estimated amount due for the Company funded portion of the credit card benefits for one credit card partner as of December 31, 2025.

Auditing management’s estimate of the accrued partnership liability and the related reduction to membership subscription revenue was complex and required significant judgment due to the level of uncertainty in the assumptions used by management. In particular, management was required to forecast the volume of membership enrollments would receive credit card benefits from this credit card partner for the remaining contract year in order to estimate the Company’s obligation under the arrangement as of December 31, 2025. Changes in this estimate can have a significant impact on the amount of revenue recognized and the related liability.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the estimated accrued partnership liability and the related reduction to membership subscription revenue. This included testing controls over management’s review of the significant assumption described above.

To test the Company’s estimate of the accrued partnership liability and the related reduction to membership subscription revenue, our audit procedures included, among others, evaluating the methodology, testing the significant assumptions and testing the completeness and accuracy of the underlying data used by management in its analyses. This included reviewing the terms of the partnership agreement, comparing elements of management’s calculation to actual enrollment credits data from the credit card partner for the contract period through December 31, 2025 and testing management's estimate of future membership enrollments for the remaining contract period by comparing the enrollment assumption used by management to historical trends, assessing the historical accuracy of management’s estimate and performing sensitivity analyses to evaluate the changes in membership subscription revenue and the accrued partnership liabilities that would result from changes in the significant assumption.

Measurement of the Tax Receivable Agreement liability

Description of the Matter
As discussed in Note 17 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”), which is a contractual commitment to certain current and former members of Alclear Holdings, LLC (“Alclear”) to distribute 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize as a result from exchanges or purchases of Alclear Holdings, LLC units and TRA payments. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. As of December 31, 2025, the Company’s liability due was $244.7 million.

Auditing management’s accounting for the TRA liability is especially complex and judgmental as the Company’s calculation of the TRA liability requires the Company to timely identify and calculate tax basis differences related to exchanges and purchases of Alclear units and related TRA payments. It also requires estimates of the Company’s future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the measurement of the Company’s TRA liability. Such controls include management’s review over the computation of the TRA liability in accordance with the terms set out in the TRA, which is based on several inputs including the Company’s share of the tax basis in Alclear as discussed above, as well as the estimate of future qualified taxable income over the term of the TRA.

We tested the measurement of the Company’s TRA liability by performing audit procedures that included, among others, evaluating the reasonableness and existence of the exchange and repurchase activity, and recalculating the Company’s share of the tax basis in the net assets of Alclear. We also recalculated the TRA liability with the assistance of income tax specialists and verified the calculation of the TRA liability was in accordance with the terms set out in the TRA. To test the Company’s position that there is sufficient future taxable income to realize the tax benefits discussed above, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared management’s projections of future taxable income with the actual results of prior periods, and we also compared the projections of future taxable income with other forecasted financial information prepared by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.

New York, New York
February 25, 2026

CLEAR SECURE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$85,734	$66,892
Marketable securities	614,439	542,605
Accounts receivable	1,925	511
Prepaid revenue share fee	29,679	24,652
Prepaid expenses and other current assets	32,837	27,558
Total current assets	764,614	662,218
Property and equipment, net	59,331	56,869
Right of use asset, net	100,048	108,885
Intangible assets, net	2,753	15,300
Goodwill	62,684	62,757
Restricted cash	2,764	3,456
Other assets	311,198	285,447
Total assets	$1,303,392	$1,194,932

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,156	$18,020
Accrued liabilities	236,543	185,281
Deferred revenue	516,201	439,753
Total current liabilities	759,900	643,054
Other long term liabilities	339,107	313,938
Total liabilities	1,099,007	956,992
Commitments and contingencies (Note 18)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 97,988,039 and 97,986,631 shares issued and outstanding, respectively, as of December 31, 2025 and 96,794,826 shares issued and outstanding as of December 31, 2024	1	1
Class B Common Stock, $0.00001 par value—100,000,000 shares authorized; 351,787 and 677,234 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Class C Common Stock, $0.00001 par value—200,000,000 shares authorized; 15,745,891 and 15,287,620 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class D Common Stock, $0.00001 par value—100,000,000 shares authorized; 19,130,246 and 24,896,690 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Accumulated other comprehensive income	840	343
Treasury stock at cost, 0 shares as of December 31, 2025 and 2024, respectively	—	—
Retained earnings	119,791	83,778
Additional paid-in capital	57,102	114,231
Total stockholders’ equity attributable to Clear Secure, Inc.	177,734	198,353
Non-controlling interest	26,651	39,587
Total stockholders’ equity	204,385	237,940
Total liabilities and stockholders’ equity	$1,303,392	$1,194,932
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2025	2024	2023
Revenue	$900,779	$770,488	$613,579

Operating expenses:
Cost of revenue share fee	127,848	108,117	88,647
Cost of direct salaries and benefits	192,616	173,033	142,820
Research and development	72,383	73,352	74,444
Sales and marketing	54,449	48,809	43,525
General and administrative	232,381	217,506	222,356
Depreciation and amortization	34,624	26,480	21,649
Operating income	186,478	123,191	20,138

Other income (expense)
Interest income, net	24,383	32,509	29,013
Other (expense) income, net	(4,791)	(89,073)	1,461
Income before tax	206,070	66,627	50,612
Income tax (expense) benefit	(37,923)	158,647	(724)
Net income	168,147	225,274	49,888
Less: net income attributable to non-controlling interests	58,979	55,598	21,780
Net income attributable to Clear Secure, Inc.	$109,168	$169,676	$28,108

Net income per share of Class A and B Common Stock (Note 16)
Net income per common share basic, Class A	$1.14	$1.81	$0.31
Net income per common share basic, Class B	$1.14	$1.81	$0.31
Net income per common share diluted, Class A	$1.12	$1.56	$0.31
Net income per common share diluted, Class B	$1.12	$1.56	$0.31
Weighted-average shares of Class A Common Stock outstanding, basic	95,436,323	93,010,960	89,695,439
Weighted-average shares of Class B Common Stock outstanding, basic	535,376	884,283	907,234
Weighted-average shares of Class A Common Stock outstanding, diluted	97,269,905	118,081,362	90,709,811
Weighted-average shares of Class B Common Stock outstanding, diluted	535,376	26,429,282	907,234
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the year ended December 31,
	2025	2024	2023
Net income	$168,147	$225,274	$49,888
Other comprehensive income
Currency translation	182	28	(20)
Unrealized gain (loss) on fair value of marketable securities	515	(2,805)	5,961
Total other comprehensive income (loss)	697	(2,777)	5,941
Comprehensive income	168,844	222,497	55,829
Less: comprehensive income attributable to non-controlling interests	59,179	54,528	24,142
Comprehensive income attributable to Clear Secure, Inc.	$109,665	$167,969	$31,687
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Class A		Class B		Class C		Class D			Accumulated Other Comprehensive Income	Treasury Stock		Retained earnings	Total Equity Attributable to Clear Secure Inc.	Non-Controlling Interest	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital		Number of Shares	Amount
Balance, January 1, 2025	96,794,826	$1	677,234	$—	15,287,620	$—	24,896,690	$—	$114,231	$343	—	$—	$83,778	$198,353	$39,587	$237,940
Net income	—	—	—	—	—	—	—	—	—	—	—	—	109,168	109,168	58,979	168,147
Other comprehensive income	—	—	—	—	—	—	—	—	—	497	—	—	—	497	200	697
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	28,485	—	—	—	—	28,485	11,206	39,691
Net share settlements of stock-based awards	852,783	—	—	—	—	—	—	—	(8,312)	—	—	—	—	(8,312)	(4,341)	(12,653)
Distribution to members		—	—	—	—	—	—	—	—	—	—	—	—	—	(18,728)	(18,728)
Tax distribution to members		—	—	—	—	—	—	—	—	—	—	—	—	—	(20,497)	(20,497)
Exchange of shares	5,633,620	—	(325,447)	—	458,271	—	(5,766,444)	—	5,965	—	—	—	—	5,965	(5,965)	—
Special dividends	—	—	—	—	—	—	—	—		—	—	—	(25,316)	(25,316)	—	(25,316)
Dividends	—	—	—	—	—	—	—	—		—	—	—	(47,839)	(47,839)	—	(47,839)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	9,288	—	—	—	—	9,288	—	9,288
Repurchase and retirement of Class A Common Stock	(5,294,598)	—	—	—	—	—	—	—	(92,555)	—	—	—	—	(92,555)	(33,790)	(126,345)
Balance, December 31, 2025	97,986,631	$1	351,787	$—	15,745,891	$—	19,130,246	$—	$57,102	$840	—	$—	$119,791	$177,734	$26,651	$204,385

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
See notes to consolidated financial statements

CLEAR SECURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the year ended December 31,
	2025	2024	2023
Operating activities:
Net income	$168,147	$225,274	$49,888
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation on property and equipment	23,923	21,749	18,215
Amortization on intangible assets	10,701	4,731	3,434
Noncash lease expense	6,315	6,607	6,468
Impairment of assets	362	723	4,975
Impairment of strategic investment	4,719	—	—
Equity-based compensation	38,932	35,339	37,293
Deferred income tax expense (benefit)	24,381	(165,773)	(722)
Amortization of revolver loan costs	132	202	339
Gain on divestiture of a business	(635)	—	—
Premium amortization (discount accretion) on marketable securities	(1,257)	(7,319)	(13,804)
Changes in operating assets and liabilities:
Accounts receivable	(1,580)	15	643
Prepaid expenses and other assets	(3,736)	(6,526)	(3,192)
Prepaid revenue share fee	(5,027)	(250)	(6,817)
Accounts payable	(6,368)	2,198	4,525
Accrued and other long term liabilities	45,920	120,964	33,714
Deferred revenue	76,454	63,500	92,801
Operating lease liabilities	(8,931)	(5,757)	(2,727)
Net cash provided by operating activities	372,452	295,677	225,033

Investing activities:
Business combinations, net of cash acquired	—	—	(3,750)
Purchases of marketable securities	(747,120)	(971,097)	(952,655)
Proceeds from sales and maturities of marketable securities	677,173	1,098,201	973,032
Proceeds from divestiture	2,700	—	—
Purchase of strategic investment	(514)	(1,000)	(6,000)
Purchases of property and equipment	(29,340)	(12,009)	(25,555)
Purchases of intangible assets	—	(318)	(580)
Net cash (used in) provided by investing activities	(97,101)	113,777	(15,508)

Financing activities:
Repurchase of Class A Common Stock	(126,345)	(272,920)	(69,673)
Payment of dividend	(47,839)	(39,402)	(14,483)
Payment of special dividend	(25,316)	(28,828)	(68,038)
Distributions to members	(18,728)	(25,138)	(42,674)
Tax distribution to members	(26,113)	(24,979)	(13,929)
Deferred consideration payment	—	(1,246)	—
Payment of taxes on net settled stock-based awards	(12,653)	(9,034)	(6,814)
Other financing activities	(334)	—	(396)
Net cash used in financing activities	(257,328)	(401,547)	(216,007)

Net increase (decrease) in cash, cash equivalents, and restricted cash	18,023	7,907	(6,482)
Cash, cash equivalents, and restricted cash, beginning of period	70,348	62,401	68,884
Exchange rate effect on cash and cash equivalents, and restricted cash	127	40	(1)
Cash, cash equivalents, and restricted cash, end of period	$88,498	$70,348	$62,401
See notes to consolidated financial statements

	For the year ended December 31,
	2025	2024	2023
Cash and cash equivalents	$85,734	$66,892	$57,900
Restricted cash	2,764	3,456	4,501
Total cash, cash equivalents, and restricted cash	$88,498	$70,348	$62,401
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

The Company operates a secure identity network under the brand name CLEAR primarily in the United States. CLEAR's current offerings in the CLEAR Travel portfolio include: CLEAR+, a consumer travel subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 60 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 61 airports and 274 retail locations (as of the date of this filing); premium services such as CLEAR Concierge; other travel benefits such as expedited passport services; the free CLEAR app which helps travelers plan their trip Home to Gate; and other mobile-first identity solutions such as CLEAR ID. In addition, CLEAR1, our business to business (“B2B”) offering, enables our partners to leverage our digital identity technology and embedded Member base to facilitate secure and frictionless experiences digitally and physically via our software development kits and application programming interfaces.
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

• Income and expenses for each statement of operation are translated at average exchange rates; and

All resulting exchange differences are recognized within currency translation within the statements of comprehensive income and within accumulated comprehensive income within the consolidated balance sheets.
Concentration of credit risk
Financial instruments that are exposed to concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts held in excess of federal insurance limits. Exposure to credit risk is reduced by placing such deposits or other temporary investments with high credit quality financial institutions. As of December 31, 2025 and 2024, the Company held cash balances in excess of insured limits.

Revenue recognition

The Company has derived substantially all of its historical revenue from subscriptions to its consumer aviation service, CLEAR+. The Company offers certain limited-time trials, family pricing, and other beneficial pricing through several channels including airline and credit card partnerships. Membership subscription revenue is presented net of taxes, refunds, and credit card chargebacks. The membership subscription revenue is also reduced by the Company’s funded portion of credit card benefits issued to certain Members through a partnership with a credit card company. The Company’s funded portion varies based on total number of Members enrolled each contract year.
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
The majority of the Company’s revenues are derived from its consumer aviation subscription service, CLEAR+ for which the performance obligation is satisfied over time as a series of distinct services. The Company uses a time-based output measure and revenue is recognized over the contractual subscription term, typically one year in duration.

The Company uses the practical expedient permitted to not adjust the transaction price of contracts with a duration of one year or less for the effects of a significant financing component at contract inception.

The Company has certain other revenue streams which are not significant to the Company’s operating results. Revenue for other arrangements entered by the Company is generally recognized over time as services are performed.
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
Cost of direct salaries and benefits
Cost of direct salaries and benefits includes employee-related expenses and allocated overhead associated with our field Ambassadors, field managers directly assisting Members, their corresponding travel related costs, and costs incurred in Member support. Employee-related costs recorded in direct salaries and benefits consist of salaries, taxes, benefits and equity-based compensation and expenses under arrangements related to the use of certain space at airports.
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
Sales and marketing
Sales and marketing expenses consist primarily of costs of general marketing and promotional activities, advertising fees used to drive subscriber acquisition, commissions, the production costs to create our advertisements, employee-related expenses and allocated overhead costs. Employee-related expenses recorded in sales and marketing are related to employees who manage the brand and consist of salaries, taxes, benefits and equity-based compensation. These expenses are recorded as incurred. The Company pays commissions to employees for enrolling customers into trial

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
memberships. These costs, along with most costs under sales and marketing, are expensed as incurred, since the Company incurs these costs regardless of whether contracts with customers are obtained. As such, these sales commissions are not incremental costs of obtaining a contract.
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
Other income (expense), net
Other income (expense), net consists of certain non-recurring non-operating items, the establishment of the tax receivable agreement liability for exchanges of Alclear units which occurred when the related deferred tax assets required a valuation allowance, and subsequent revaluations of the tax receivable agreement liability due to a change in tax rate.

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $25,754, $22,243, and $12,907, respectively, of advertising costs.

Cash and cash equivalents
The Company defines cash equivalents as all highly liquid investments purchased with original maturities of three months or less when purchased. Cash and cash equivalents consist primarily of short-term treasury bills. Cash and cash equivalents as of December 31, 2025 and 2024 was $85,734 and $66,892, respectively, and includes amounts due from third-party institutions which generally settle within three business days, of $7,621 and $9,510 as of December 31, 2025 and 2024, respectively.
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Accounts receivable
The Company records trade accounts receivable at the invoiced amount and they do not bear interest. The Company has a policy to review outstanding receivables on a periodic basis for collectability and does not maintain an allowance for credit losses as of December 31, 2025 and 2024.

The Company monitors and records any expected credit losses under ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) within general and administrative expenses within the consolidated financial statements. The Company recorded no losses for the years ended December 31, 2025 and 2024.
Property and equipment, net
Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized based on the shorter of the useful lives or the terms of the leases ranging from 1 to 15 years.
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
Business combinations
The Company evaluates acquisitions to determine whether it is a business combination or an asset acquisition. Identifiable assets acquired and liabilities assumed are measured initially at their fair values at the acquisition date. The excess of the fair value of the purchase consideration transferred over the fair value of the identifiable net assets acquired is recognized as goodwill. Acquisition-related costs are charged to the consolidated statement of operations within general and administrative expenses as they are incurred.
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
Common and treasury stock
The Company has four classes of issued and outstanding Common Stock, each measured at a par value of $0.00001. Amounts received by the Company in excess of the par value are recorded within additional-paid in capital. The Company has and will issue shares of its Common Stock as a result of exchanges of other classes of Common Stock and vesting of restricted stock units (“RSUs”).

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
Investments in Equity Securities

In accordance with ASC 321 "Investments—Equity Securities,” investments in equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains, losses and impairments on investments in equity securities are recognized within other income (expense), net within the consolidated statements of operations. The Company regularly reviews its investments in equity securities not accounted for using the equity method or at fair value for impairment based on a qualitative assessment of a variety of factors. If an equity security is impaired, an impairment loss is recognized in the consolidated statements of operations equal to the difference between the fair value of the investment and its carrying amount. During the year ended December 31, 2025, the Company recognized impairment charges of $4,719 on its investments in equity securities. No impairment charges were recognized during the years ended December 31, 2024 and 2023.

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
Basic and diluted earnings per share

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company applies the two-class method for calculating and presenting earnings per share by presenting earnings per share for Class A Common Stock and Class B Common Stock. In applying the two-class method, the Company allocates undistributed earnings equally on a per share basis between Class A Common Stock and Class B Common Stock. The holders of the Class A Common Stock and Class B Common Stock are entitled to participate in earnings equally on a per-share basis, as if all shares of Common Stock were of a single class. Holders of the Class A Common Stock and Class B Common Stock also have equal priority in liquidation and dividend distributions. Shares of Class C Common Stock and Class D Common Stock do not participate in earnings of the Company. As a result, the shares of Class C Common Stock and Class D Common Stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of earnings per share.
Basic income per share of Class A Common Stock and Class B Common Stock is computed by dividing net income available to Clear Secure, Inc. by the respective weighted-average number of shares of Common Stock outstanding during the period, subject to certain adjustments in accordance to ASC 260. The Company applies the two-class method to calculate earnings per share for Class A Common Stock and Class B Common Stock. Accordingly, the Class A Common Stock and Class B Common Stock share equally in the Company’s net income. Diluted earnings per share of Common Stock is computed by dividing net income attributable to Clear Secure, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Common Stock, by the weighted-average number of shares of Common Stock outstanding, adjusted to give effect to potentially dilutive securities. Refer to Note 16.
Consolidation and Non-Controlling Interest
The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:
•Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs; and
•Variable interest entities (“VIEs”) where the Company is the primary beneficiary.
Since the Company is the sole managing member of Alclear, it consolidates the financial results of Alclear. Therefore, the Company reports a non-controlling interest based on Alclear Units held by the members of Alclear on the consolidated balance sheets. Income or loss is attributed to the non-controlling interests based on the weighted average common units outstanding during the period and is presented on the consolidated statements of operations and comprehensive income.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Recently Adopted Accounting Pronouncements
As of December 15, 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This was adopted retrospectively and there was no significant impact within the consolidated financial statements as a result of this adoption. See Note 17 for more information.
Other Recent Accounting Pronouncements Adopted and New Standards and Interpretations Not Yet Effective
Other than the items discussed above, there are no standards issued by the FASB and adopted by the Company during 2025 that had a material impact on the Company’s consolidated financial statements. Additionally, other than disclosed below, there are no standards that are not yet effective that are applicable to the Company’s consolidated financial statements.
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

The Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and is therefore subject to adjustments for up to 1 year after the closing date of the acquisition to reflect final valuations. This was finalized in the third quarter of 2024.

The Company also entered into an agreement to provide $4,000 of retention bonuses and $9,000 of post-combination remuneration in cash payments and RSUs upon satisfaction of certain post-closing financial metrics and continuing service requirements.

The retention bonuses consisted of (i) cash payments which were made monthly for the six months following the closing date, and (ii) RSUs that vest in various tranches on June 30, 2024 and December 31, 2024, 2025 and 2026. As of December 31, 2025, none of the retention bonuses remain unvested. Post-combination remuneration consisted of two equal tranches of RSUs that would vest upon the achievement of specified operating metrics during the twelve month periods ended December 31, 2024 and December 31, 2025, respectively. As of December 31, 2025, none of the post-combination remuneration remained unvested.
4. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. For the years ended December 31, 2025, 2024 and 2023, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
For the years ended December 31, 2025, 2024 and 2023, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from Members for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance as follows:

	For the year ended December 31,
	2025	2024	2023
Balance as of January 1	$439,753	$376,253	$283,452
Deferral of revenue	$945,155	820,250	704,472
Recognition of deferred revenue	(868,707)	(756,750)	(611,671)
Balance as of December 31	$516,201	$439,753	$376,253

The Company has obligations for refunds and other similar items of $2,792 and $3,743 as of December 31, 2025 and 2024, respectively, recorded within accrued liabilities.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $432,182, $371,576 and $281,786, respectively, of revenue which was included in the opening deferred revenue balances.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2025 and 2024 consist of the following:

	As of December 31,
	2025	2024
Prepaid software licenses	$16,663	$12,002
Prepaid insurance costs	2,533	2,443
Other current assets	13,641	13,113
Total	$32,837	$27,558
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

The contractual maturities of investments classified as marketable securities are as follows as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Due within 1 year	$416,764	$365,655
Due within 2 years	197,675	176,950
Total marketable securities	$614,439	$542,605
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$12,753	$5	$(1)	$12,757	2
U.S. Treasuries	107,090	153	(31)	107,212	1
Corporate bonds	304,964	796	(60)	305,700	2
Money market funds measured at NAV (a)	188,770	—	—	188,770	N/A
Total marketable securities	$613,577	$954	$(92)	$614,439

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
Of the total marketable securities held at fair value as of December 31, 2025, $1,994 was in a continuous unrealized loss for 12 months or longer. The Company had no continuous unrealized loss position from marketable securities as of December 31, 2025 or December 31, 2024 that was as a result of a credit deterioration. For the periods presented the Company does not intend to or will be required to sell these securities before recovery of their amortized cost bases.
7. Property and Equipment, net
Property and equipment as of December 31, 2025 and 2024 consist of the following:

	Depreciation Period in Years	As of December 31,
		2025	2024
Internally developed software	3-5	$73,994	$68,532
Acquired software	3	6,441	6,441
Equipment	5	61,860	42,419
Leasehold improvements	1-15	8,120	8,120
Furniture and fixtures	5	16,434	13,991
Construction in progress		7,398	8,755
Total property and equipment, cost		174,247	148,258
Less: accumulated depreciation		(114,916)	(91,389)
Property and equipment, net		$59,331	$56,869
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023 was $23,923, $21,749 and $18,215 respectively.
During the years ended December 31, 2025, 2024 and 2023, $5,462, $6,227, and $8,517 was capitalized in connection with internally developed software inclusive of $759, $748, and $1,424 of equity-based compensation, respectively. Depreciation expense on internally developed software was $12,795, $13,122 and $8,307 for the years ended December 31, 2025, 2024 and 2023 respectively.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of December 31, 2025 were $309 and $1,130, respectively and $4,792 and $1 as of December 31, 2024, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized impairment charges of $362, $723, and $3,469 on property and equipment. During the year ended December 31, 2025, these charges related to write-offs of stale equipment. During the year ended December 31, 2024, these charges related to early termination of a lease and subsequent impairment to primarily leasehold improvements and other fixed assets. See Note 8 for more

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
information. During the year ended December 31, 2023, these charges related to capitalized software and hardware for which the Company discontinued product development.
8. Leases
Below is a reconciliation of the amounts reported on the consolidated balance sheets with respect to the Company’s operating leases:

December 31, 2025
2026	$14,053
2027	13,947
2028	14,703
2029	14,971
2030	14,102
Thereafter	102,505
Total future operating lease payments	174,281
Less: imputed interest	(61,958)
Total present value of lease payments	112,323
Lease liabilities, current (See Note 12)	5,515
Lease liabilities, non-current (See Note 12)	106,808
Total lease liabilities	$112,323
During the year ended December 31, 2023, the Company entered into a sublease agreement whereby the Company continues to be a lessee under the original operating lease but will act as a sublessor.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded $0, $0, and $1,506, respectively, of impairment to its right of use assets within general and administrative in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $1,777, $1,776 and $1,557, respectively, of sublease income within other income (expense), net within the consolidated statements of operations.
As of December 31, 2025, the weighted-average incremental borrowing rate was 7.74%. Additionally, the weighted-average remaining lease term as of December 31, 2025 was 11.65 years.

Total operating lease expense recognized on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 was $15,547, $15,805, and $16,021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 was $15,829, $14,953 and $12,322, respectively.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
9. Intangible Assets, net

See below for Intangible assets, net as of December 31, 2025 and 2024:

	Weighted Average Useful Life in Years	As of December 31,
		2025	2024
Patents	20	$2,518	$2,518
Acquired intangibles - technology	3	3,830	5,130
Acquired intangibles - customer relationships	5.7	15,770	18,370
Acquired intangibles - brand names	3.4	400	500
Indefinite lived intangible assets		310	310
Total intangible assets, cost		22,828	26,828
Less: accumulated amortization		(20,075)	(11,528)
Intangible assets, net		$2,753	$15,300

Amortization expense of intangible assets was $10,701, $4,731 and $3,434 for the years ended December 31, 2025, 2024 and 2023 respectively. The Company has not recognize any impairment charges on intangible assets, net or goodwill.
10. Restricted Cash
As of December 31, 2025 and 2024, the Company maintained bank deposits of $2,764 and $3,456, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
11. Other Assets
Other assets as of December 31, 2025 and 2024 consist of the following:

	As of December 31,
	2025	2024
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Strategic investment	2,795	7,000
Deferred tax asset (See Note 17)	305,128	274,678
Other long-term assets	2,273	2,767
Total	$311,198	$285,447
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
12. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Accrued compensation and benefits	$20,292	$18,500
Accrued partnership liabilities	163,391	123,991
Lease liability	5,515	6,159
Tax receivable agreement liability - short term (See Note 17)	14,933	—
Other accrued liabilities	32,412	36,631
Total	$236,543	$185,281
The Company’s accrued partnership liabilities primarily relates to estimated amounts related to a portion of merchant credit card benefits that it expects to fund.
Other long term liabilities consist of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Deferred tax liability	$—	$948
Lease liability	$106,808	$115,096
Tax receivable agreement liability - long term (See Note 17)	229,791	196,468
Other long term liabilities	2,508	1,426
Total	$339,107	$313,938
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
Based on the probability of vesting, the Company recorded $623 for the years ended December 31, 2023 respectively within general and administrative expense in the consolidated statements of operations. No warrants were outstanding for the years ended December 31, 2025 and 2024
14. Stockholders’ Equity
Common Stock
The Company has and will issue shares of its common stock as a result of transactions in relation to exchanges and vesting of restricted stock units (“RSUs”).

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Treasury Stock
Historically, the Company's treasury stock consisted of forfeited Restricted Stock Awards (“RSAs”) that were legally issued shares held by the Company, and recorded at par value, as well as any shares repurchased under the Company’s share repurchase program that are not retired by the Company’s board of directors (the “Board”). As of December 31, 2023, there were no RSAs outstanding and the Company no longer issues RSAs.The Company’s treasury stock can be utilized to settle equity-based compensation awards issued by the Company and is excluded from the calculation of the non-controlling interest ownership percentage.
Share Repurchases
During the year ended December 31, 2025, the Company repurchased and retired 5,294,598 shares of its Class A Common Stock for $126,345 at an average price of $23.86. As of December 31, 2025, $126,508 remains available under the repurchase authorization. The Company has elected to account for the repurchase price paid in excess of par value in additional paid in capital within the consolidated financial statements.
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

Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the years ended December 31, 2025, 2024 and 2023:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 15, 2024	February 26, 2024	March 5, 2024	$0.090
Quarterly	May 7, 2024	June 10, 2024	June 18, 2024	$0.100
Quarterly	August 2, 2024	September 10, 2024	September 17, 2024	$0.100
Quarterly	October 31, 2024	December 10, 2024	December 17, 2024	$0.125
Special	March 21, 2024	April 1, 2024	April 8, 2024	$0.320
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	May 6, 2025	June 10, 2025	June 17, 2025	$0.125
Quarterly	August 5, 2025	September 10, 2025	September 17, 2025	$0.125
Quarterly	November 6, 2025	December 10, 2025	December 24, 2025	$0.125
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270

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
During the year ended December 31, 2025, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company's Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 5,633,620 shares of Class A Common Stock, including those issued in connection with the subsequent conversion of Class B Common Stock into shares of Class A Common Stock.
The non-controlling interest ownership percentage changed from 29.20% as of December 31, 2024 to 26.18% as of December 31, 2025. The primary driver of this decrease was attributable to the issuance of shares of Class A Common Stock, due to the exercise of exchanges described above.
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity related to the RSUs associated with compensation arrangements during years ended December 31, 2025:

	RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2025	3,823,077	$21.45
Granted	3,522,073	24.17
Vested	(1,289,949)	22.23
Forfeited	(1,697,789)	21.74
Unvested balance as of December 31, 2025	4,357,412	$23.31

The following is a schedule of the expected vesting period for unvested RSUs as of December 31, 2025:

Unvested RSUs
Expected to vest within 1 year	1,574,330
Expected to vest between 1 to 2 years	1,335,275
Expected to vest between 2 to 3 years	1,447,807
Unvested balance as of December 31, 2025	4,357,412
Below is the compensation expense recognized related to the RSUs within the consolidated statements of operations:

	For the year ended December 31,
	2025	2024	2023
Cost of direct salaries and benefits	$539	$492	$233
Research and development	11,844	11,615	5,968
Sales and marketing	434	110	614
General and administrative	24,100	15,038	10,030
Total	$36,917	$27,255	$16,845
As of December 31, 2025, estimated unrecognized compensation expense for RSUs that are probable of vesting was $79,090 with such expense expected to be recognized over a weighted-average period of approximately 2.14 years.
Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for the Co-Founders, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that will be settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs. The Company recorded the expense related to these awards within general and administrative in the consolidated statements of operations, and as of December 31, 2025, estimated unrecognized expense for Founder PSUs was $0.

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans, excluding additional expense related to repurchases:

	For the year ended December 31,
	2025	2024	2023
RSAs	$—	$—	$10
RSUs	36,917	27,255	16,845
Founder PSUs	2,015	8,084	19,815
Total	$38,932	$35,339	$36,670

	For the year ended December 31,
	2025	2024	2023
Cost of direct salaries and benefits	$539	$492	$233
Research and development	$11,844	$11,615	$5,974
Sales and marketing	434	110	614
General and administrative	26,115	23,122	29,849
Total	$38,932	$35,339	$36,670

16. Net Income per Common Share
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

Below is the calculation of basic and diluted net income per common share:

	Year Ended December 31, 2025
	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$108,558	$610
Weighted-average number of shares outstanding, basic	95,436,323	535,376
Net income per common share, basic:	$1.14	$1.14
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$108,558	$610
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	164	(11)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	108,722	599
Weighted-average number of shares outstanding used to calculate net income per common share, basic	95,436,323	535,376
Effect of dilutive shares	1,833,582	—
Weighted-average number of shares outstanding, diluted	97,269,905	535,376
Net income per common share, diluted:	$1.12	$1.12

Shares of the Company’s Class C and D Common Stock were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the year ended December 31, 2025.

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

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A Common Stock and Class B Common Stock for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Class A	Class B
Exchangeable Alclear Units	15,745,891	19,130,246
RSUs	82,472	—
Total	15,828,363	19,130,246

	Year Ended December 31, 2024
	Class A	Class B
RSUs	300,216	—
Total	300,216	—

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31, 2023
	Class A	Class B
Exchangeable Alclear Units	32,234,914	25,796,690
RSUs	1,109,769	—
Total	33,344,683	25,796,690

For the year ended December 31, 2025, the Company has excluded 5,051,954 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
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
The components of income tax expense (benefit) are as follows:

	For the year ended December 31,
	2025	2024	2023
Current
Federal	$9,182	$2,527	$163
State	4,270	4,633	1,005
Foreign	90	(34)	278
Total current income taxes	13,542	$7,126	$1,446
Deferred
Federal	21,149	(128,913)	(747)
State	3,232	(36,860)	25
Foreign	—	—	—
Total deferred income taxes	24,381	(165,773)	(722)
Income tax expense (benefit)	$37,923	$(158,647)	$724
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate upon adoption of ASU 2023-09, is as follows:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	For the year ended December 31,
	2025		2024		2023
Tax expense (benefit) at U.S. statutory rate	$43,275	21.0%	$13,992	21.0%	$10,629	21.0%
State taxes[1]	5,837	2.8%	(25,462)	(38.2)%	537	1.1%
Foreign tax effects	95	0.1%	(84)	(0.1)%	307	0.6%
Tax credits
Research and development credits	(1,808)	(0.9)%	(3,113)	(4.7)%	(2,134)	(4.2)%
Changes in valuation allowances	2,252	1.1%	(136,965)	(205.6)%	(8,244)	(16.3)%
Nontaxable or nondeductible items
Stock compensation	(694)	(0.3)%	3,739	5.6%	2,270	4.4%
Other	303	0.1%	62	0.1%	28	0.1%
Changes in unrecognized tax benefits	591	0.3%	510	0.8%	1,049	2.1%
Other adjustments
Non-controlling interest	(13,014)	(6.3)%	(11,855)	(17.8)%	(4,793)	(9.5)%
Other	1,086	0.5%	529	0.7%	1,075	2.1%
Effective income tax rate	$37,923	18.4%	$(158,647)	(238.2)%	$724	1.4%

1State taxes in California and New York City made up the majority (greater than 50%) of the tax effect in this category.
The components of income tax paid are as follows:

	For the year ended December 31,
	2025	2024	2023
Federal	$5,500	$3,500	$406
State
California	1,001	954	—
Illinois	—	—	87
New Jersey	—	$—	$149
New York City	$—	$653	$173
Tennessee	—	—	235
Texas	—	—	147
Other	3,653	2,282	324
Foreign	90	102	111
Income tax paid	$10,244	$7,491	$1,632

The components of the deferred tax assets and liabilities are as follows:

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	As of December 31,
Deferred Taxes	2025	2024
Lease liability	$363	$513
R&D credit	38	—
Accrued expenses	8	5
Stock-based compensation	327	385
Investment in partnership	340,946	319,434
Other	356	701
Net operating income	2,383	2,320
Gross deferred tax assets	344,421	323,358
Depreciation and amortization	(136)	(2,586)
Prepaid expenses and other	(60)	(65)
ROU asset	(323)	(461)
Gross deferred tax liabilities	(519)	(3,112)
Deferred income tax assets before valuation allowance	343,902	320,246
Valuation allowance	(38,774)	(46,516)
Net deferred tax asset (liability)	$305,128	$273,730
The table below summarizes the significant movement year over year in the Company’s valuation allowance:

	As of December 31,
	2025	2024	2023
Balance as of January 1	$46,516	$230,026	$205,900
(Release of) Additions to valuation allowance through equity	$(10,942)	(7,962)	27,092
Release of valuation allowance through income tax expense	$—	(175,548)	(2,966)
Balance as of December 31	$38,774	$46,516	$230,026
As of December 31, 2025, the Company had federal income tax net operating loss (“NOL”) carryforwards of $6,551. The Company had foreign income tax NOL carryforwards of $347, which, if unused, expire in years 2025 through 2035. The Company had state income tax NOL carryforwards of $11,997, $7,330 of which, if unused, will expire in 2041.
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
The Company accrues liabilities for uncertain tax positions that are not more likely than not to be sustained upon examination. Interest and penalties related to uncertain tax positions are recorded in accrued liabilities in the accompanying consolidated balance sheets. The following is a tabular reconciliation of the total amounts of unrecognized tax benefit:

	For the year ended December 31,
	2025	2024	2023
Balance as of January 1	$1,552	$1,136	$437
Gross increases - tax positions in prior period	355	21	467
Gross decreases - tax positions in prior period	(44)	—	—
Gross increases - tax positions in current period	276	395	232
Balance as of December 31	$2,139	$1,552	$1,136
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

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2025. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

During the year ended December 31, 2025, the Company repurchased 5,294,598 shares of its Class A Common Stock. However, there was no excise tax as of December 31, 2025 because the stock issuances were in excess of repurchases.
Recent U.S. Tax Legislation

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“the Act”) that includes several U.S. corporate tax provisions, including 100% bonus depreciation on qualified property and the current deductibility of domestic research and experimental expenditures. The provisions of the Act did not have a material impact on the Company’s tax expense or effective tax rate. The Act lowered the Company’s cash taxes paid for the year ended December 31, 2025, permitting the Company to accelerate the aforementioned deductions.
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

During the year ended December 31, 2025, the Company issued 5,308,173 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of December 31, 2025, the Company has recognized the deferred tax asset of $287,911 for the step-up in tax basis, as the asset is more-likely-than-not to be realized. As a result, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable agreement liability as of December 31, 2025 of $244,724 of which 14,933 is classified as current liabilities. The TRA liability recorded as of December 31, 2024 was $196,801.

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

For the years ended December 31, 2025, Alclear paid tax distributions of $26,113 to holders of Alclear Units other than Clear Secure, Inc. and the state tax authorities. For the year ended December 31, 2025, Alclear recorded a liability of $7,851 related to tax distributions to holders of Alclear Units other than Clear Secure, Inc.
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
Commitments other than leases

The Company is subject to minimum spend commitments of $2,414 over the next two years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of December 31, 2025:

2026	$28,611
2027	17,560
2028	12,935
2029	4,124
2030	2,588
Thereafter	—
Total	$65,818

The Company also has commitments for future marketing expenditures to sports stadiums of $6,018 through 2026. For the year ended December 31, 2025, 2024 and 2023, marketing expenses related to sports stadiums were approximately $4,883, $5,119 and $5,508, respectively.

Refer to Note 8 for the Company’s lease commitments.
19. Related-Party Transactions
As of December 31, 2025, and December 31, 2024, the Company had total payables to certain related parties of $0 and $3,540. Additionally, for the years ended December 31, 2025, 2024 and 2023 the Company recorded $0, $13,088 and $12,524, respectively, within Cost of revenue share fee within the consolidated statements of operations. These amounts are subject to a Cost of revenue share fee arrangement with an airline. The entity previously disclosed as a related party in prior periods no longer meets the criteria for classification as a related party as of December 31, 2024.

Refer to Note 17 for information regarding the TRA liability.
20. Employee Benefit Plan

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company has a 401(k) retirement savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Code. For the years ended December 31, 2025, 2024 and 2023 the Company recorded $4,841, $2,047 and $2,045, respectively within the consolidated statements of operations.
21. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders (the “Credit Agreement”). In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The Company incurred immaterial debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35,000 to $50,000. The line of credit has not been drawn against as of December 31, 2025. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the consolidated balance sheets, while the long term portion is presented within Other assets in the consolidated balance sheets.
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

As of December 31, 2025, the Company had a remaining borrowing capacity of $67,807, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of December 31, 2025, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
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

Total revenues and long-lived assets outside of the United States are immaterial for each of the three years in the period ending December 31, 2025.
23. Subsequent Events

CLEAR SECURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Quarterly and Special Dividend

On February 25, 2026, the Company announced that its Board declared a quarterly dividend of $0.15 per share and a special cash dividend of $0.20 per share, payable on March 24, 2026 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on March 10, 2026 (the “Record Date”). The Company will fund the quarterly dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company. The Company will fund the payment of the special cash dividend with cash held by the Company following its receipt of a pro rata cash distribution made by Alclear to all of its members as of the Record Date, including the Company, together with cash held by the Company following its receipt of tax distributions made by Alclear.

Share Repurchases
During the first quarter of 2026, the Company used $1,237 to repurchase and retire 39,901 shares of Class A Common Stock at an average price of $31.00.
On February 25, 2026, the Company announced that its Board authorized a $125,000 increase to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization of approximately $250,271. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s processes and assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” within this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Secure, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Clear Secure, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clear Secure, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 25, 2026

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1
Plan”), were as follows:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Number of Shares to be Sold under the Plan[1]
Caryn Seidman Becker	Chairman and Chief Executive Officer	November 20, 2025	February 23, 2027	1,000,000
Dennis Liu	Chief Accounting Officer	November 26, 2025	March 2, 2027	7,950

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement for the 2026 Annual Meeting is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement for the 2026 Annual Meeting is incorporated herein by reference.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 12, the Proxy Statement for the 2026 Annual Meeting is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 13, the Proxy Statement for the 2026 Annual Meeting is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 14, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.

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

CLEAR SECURE, INC.

Date:	February 25, 2026	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	February 25, 2026	By:	/s/ Jennifer Hsu
Jennifer Hsu
Chief Financial Officer
POWER OF ATTORNEY
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Caryn Seidman Becker, Jennifer Hsu and Lynn Haaland, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Caryn Seidman Becker Caryn Seidman Becker	Chairman and Chief Executive Officer (principal executive officer)	February 25, 2026
/s/ Michael Barkin Michael Barkin	President	February 25, 2026
/s/ Jennifer Hsu Jennifer Hsu	Chief Financial Officer (principal financial officer)	February 25, 2026
/s/ Dennis Liu Dennis Liu	Chief Accounting Officer (principal accounting officer)	February 25, 2026
/s/ Jeffery H. Boyd Jeffery H. Boyd	Director	February 25, 2026
/s/ Tomago Collins Tomago Collins	Director	February 25, 2026
/s/ Shawn Henry Shawn Henry	Director	February 25, 2026
/s/ Kathryn A. Hollister Kathryn A. Hollister	Director	February 25, 2026
/s/ Peter Scher Peter Scher	Director	February 25, 2026
/s/ Adam Wiener Adam Wiener	Director	February 25, 2026
/s/ Marne Levine Marne Levine	Director	February 25, 2026