Form 10-Q
period 2026-03-31
Clear Secure, Inc.
filed 2026-05-06
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of May 1, 2026:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	100,612,468
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	151,787
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	14,246,787
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	18,630,246

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$170,675	$85,734
Marketable securities	629,401	614,439
Accounts receivable	1,062	1,925
Prepaid revenue share fee	28,629	29,679
Prepaid expenses and other current assets	35,088	32,837
Total current assets	864,855	764,614
Property and equipment, net	57,862	59,331
Right of use asset, net	98,803	100,048
Intangible assets, net	2,641	2,753
Goodwill	62,684	62,684
Restricted cash	2,851	2,764
Other assets	332,492	311,198
Total assets	$1,422,188	$1,303,392
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,469	$7,156
Accrued liabilities	298,606	236,543
Deferred revenue	554,894	516,201
Total current liabilities	859,969	759,900
Other long term liabilities	348,585	339,107
Total liabilities	1,208,554	1,099,007
Commitments and contingencies (Note 16)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 100,499,743 and 100,497,622 shares issued and outstanding, respectively, as of March 31, 2026 and 97,988,039 and 97,986,631 shares issued and outstanding as of December 31, 2025, respectively	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 151,787 shares issued and outstanding as of March 31, 2026 and 351,787 shares issued and outstanding as of December 31, 2025	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 14,266,787 shares issued and outstanding as of March 31, 2026 and 15,745,891 shares issued and outstanding as of December 31, 2025	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 18,630,246 shares issued and outstanding as of March 31, 2026 and 19,130,246 shares issued and outstanding as of December 31, 2025	—	—
Accumulated other comprehensive income	(315)	840
Treasury stock at cost, 0 shares as of March 31, 2026 and December 31, 2025	—	—
Retained earnings	123,417	119,791
Additional paid-in capital	62,245	57,102
Total stockholders’ equity attributable to Clear Secure, Inc.	185,348	177,734
Non-controlling interest	28,286	26,651
Total stockholders’ equity	213,634	204,385
Total liabilities and stockholders’ equity	$1,422,188	$1,303,392

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Revenue	$253,003	$211,368

Operating expenses:
Cost of revenue share fee	36,878	29,567
Cost of direct salaries and benefits	48,252	50,742
Research and development	19,451	18,999
Sales and marketing	15,954	13,386
General and administrative	63,637	54,738
Depreciation and amortization	6,830	6,532
Operating income	62,001	37,404

Other income (expense):
Interest income, net	6,761	6,153
Other income, net	1,983	448
Income before tax	70,745	44,005
Income tax expense	(14,361)	(5,422)
Net income	56,384	38,583
Less: net income attributable to non-controlling interests	17,589	13,178
Net income attributable to Clear Secure, Inc.	$38,795	$25,405

Net income per share of Class A Common Stock and Class B Common Stock (Note 14)
Net income per common share basic, Class A	$0.39	$0.26
Net income per common share basic, Class B	$0.39	$0.26
Net income per common share diluted, Class A	$0.38	$0.26
Net income per common share diluted, Class B	$0.38	$0.26
Weighted-average shares of Class A Common Stock outstanding, basic	99,206,588	95,323,648
Weighted-average shares of Class B Common Stock outstanding, basic	307,343	677,234
Weighted-average shares of Class A Common Stock outstanding, diluted	101,047,591	96,840,018
Weighted-average shares of Class B Common Stock outstanding, diluted	307,343	677,234

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2026	2025
Net income	$56,384	$38,583
Other comprehensive income (loss)
Currency translation	7	(21)
Unrealized gain (loss) on fair value of marketable securities	(1,557)	275
Total other comprehensive income (loss)	(1,550)	254
Comprehensive income	54,834	38,837
Less: comprehensive income attributable to non-controlling interests	17,194	13,253
Comprehensive income attributable to Clear Secure, Inc.	$37,640	$25,584

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive income	Treasury Stock		Retained earnings	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2026	97,986,631	$1	351,787	$—	15,745,891	$—	19,130,246	$—	$57,102	$840	—	$—	$119,791	$177,734	$26,651	204,385
Net income	—	—	—	—	—	—	—	—	—	—	—	—	38,795	38,795	17,589	56,384
Other comprehensive income	—	—	—	—	—	—	—	—	—	(1,155)	—	—	—	(1,155)	(395)	(1,550)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,628	—	—	—	—	8,628	2,939	11,567
Net share settlements of stock-based awards	371,788	—	—	—	—	—	—	—	(9,371)	—	—	—	—	(9,371)	(3,874)	(13,245)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,948)	(4,948)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,708)	(6,708)
Exchange of shares	2,179,104	—	(200,000)	—	(1,479,104)	—	(500,000)	—	2,708	—	—	—	—	2,708	(2,708)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(15,064)	(15,064)	—	(15,064)
Special Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(20,105)	(20,105)		(20,105)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	4,156	—	—	—	—	4,156		4,156
Repurchase and retirement of Class A Common Stock	(39,901)	—	—	—	—	—	—	—	(978)	—	—	—	—	(978)	(260)	(1,238)
Balance, March 31, 2026	100,497,622	$1	151,787	$—	14,266,787	$—	18,630,246	$—	$62,245	$(315)	—	$—	$123,417	$185,348	$28,286	$213,634

Balance, January 1, 2025	96,794,826	$1	677,234	$—	15,287,620	$—	24,896,690	$—	$114,231	$343	—	$—	$83,778	$198,353	$39,587	$237,940
Net income	—	—	—	—	—	—	—	—	—	—	—	—	25,405	25,405	13,178	38,583
Other comprehensive income	—	—	—	—	—	—	—	—	—	179	—	—	—	179	75	254
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	5,635	—	—	—	—	5,635	2,368	8,003
Net share settlements of stock-based awards	318,367	—	—	—	—	—	—	—	(1,690)	—	—	—	—	(1,690)	(931)	(2,621)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	(5,011)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,637)	(11,637)
Exchange of shares	90,950	—	—	—	(90,950)	—	—	—	45	—	—	—	—	45	(45)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(11,720)	(11,720)		(11,720)
Special Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(25,316)	(25,316)	—	(25,316)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	173	—	—	—	—	173	—	173
Repurchase and retirement of Class A Common Stock	(4,267,758)	—	—	—	—	—	—	—	(74,374)	—	—	—	—	(74,374)	(28,286)	(102,660)
Balance, March 31, 2025	92,936,385	$1	677,234	$—	15,196,670	$—	24,896,690	$—	$44,020	$522	—	$—	$72,147	$116,690	$9,298	$125,988

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2026	2025
Operating activities:
Net income	$56,384	$38,583
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation of property and equipment	6,718	5,432
Amortization of intangible assets	112	1,100
Noncash lease expense	1,572	1,606
Equity-based compensation	11,311	7,798
Deferred income tax	7,749	(790)
Amortization of revolver loan costs	33	32
Premium amortization and (discount accretion), net on marketable securities	(350)	256
Changes in operating assets and liabilities:
Accounts receivable	863	(1)
Prepaid expenses and other assets	(2,741)	2,738
Prepaid revenue share fee	1,050	(429)
Accounts payable	(1,776)	(7,721)
Accrued and other long term liabilities	72,123	55,683
Deferred revenue	38,693	(4,256)
Operating lease liabilities	(1,385)	(1,684)
Net cash provided by operating activities	$190,356	$98,347

Investing activities:
Purchases of marketable securities	(286,945)	(97,381)
Sales of marketable securities	270,415	197,748
Purchases of property and equipment	(4,873)	(7,084)
Net cash (used in) provided by investing activities	$(21,403)	$93,283

Financing activities:
Repurchase of Class A Common Stock	(1,238)	(101,740)
Payment of dividend	(15,064)	(11,720)
Payment of special dividend	(20,105)	(25,316)
Distributions to members	(4,948)	(5,011)
Tax distribution to members	(15,078)	(24,542)
Payment of taxes on net settled stock-based awards	(13,245)	(2,621)
Payments under tax receivable agreements	(14,254)	(334)
Net cash used in financing activities	$(83,932)	$(171,284)

Net increase in cash, cash equivalents, and restricted cash	85,021	20,346
Cash, cash equivalents, and restricted cash, beginning of period	88,498	70,348
Exchange rate effect on cash and cash equivalents, and restricted cash	7	(11)
Cash, cash equivalents, and restricted cash, end of period	$173,526	$90,683

	Three months ended March 31,
	2026	2025
Cash and cash equivalents	$170,675	$87,563
Restricted cash	2,851	3,120
Total cash, cash equivalents, and restricted cash	$173,526	$90,683

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

The Company operates a secure identity network under the brand name CLEAR primarily in the United States. CLEAR's current offerings in the CLEAR Travel portfolio include: CLEAR+, a consumer travel subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 60 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 61 airports and 277 retail locations (as of the date of this filing); premium services such as CLEAR Concierge; other travel benefits such as expedited passport services; the free CLEAR app which helps travelers plan their trip Home to Gate; and other mobile-first identity solutions such as CLEAR ID. In addition, CLEAR1 is our business to business (“B2B”) multi-layered identity verification solution. We combine biometric, document and device signals with verified data sources to ensure users are who they claim to be. Our B2B partners can select which verification layers to deploy, based on their specific security requirements, risk tolerance and user experience goals. We partner with a breadth of organizations, with a particular focus on Healthcare, Workforce and Governmental organizations where high fidelity identity security is paramount to their operational success. Our scaled Member base and comprehensive secure identity platform underpin our CLEAR Travel and CLEAR1 businesses, maximizing security and minimizing friction for consumers and our enterprise partners.
2. Basis of Presentation and Summary of Significant Accounting Policies

These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). The Company has one operating and reportable segment. See Note 19 for more information.
Recently Adopted Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2025, within these condensed consolidated financial statements. There was no material impact as a result. There are no newly issued standards since December 31, 2025 that are applicable to the Company.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. For the three months ended March 31, 2026 and 2025, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three months ended March 31, 2026 and 2025, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the three months ended March 31, 2026.

2026
Balance as of January 1	$516,201
Deferral of revenue	274,910
Recognition of deferred revenue	(236,217)
Balance as of March 31	$554,894
The Company has obligations for refunds and other similar items of $2,792 as of March 31, 2026 recorded within accrued liabilities.

During the three months ended March 31, 2026 and 2025, the Company recognized $207,546 and $180,235, respectively, of revenue which was included in the opening deferred revenue balances.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Prepaid software licenses	$18,462	$16,663
Prepaid insurance costs	1,598	2,533
Other current assets	15,028	13,641
Total	$35,088	$32,837
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
The contractual maturities of investments classified as marketable securities are as follows:

	March 31, 2026	December 31, 2025
Due within 1 year	$332,986	$416,764
Due within 2 years	296,415	197,675
Total marketable securities	$629,401	$614,439
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at March 31, 2026 and December 31, 2025.

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$22,436	$1	$(19)	$22,418	2
U.S. Treasuries	130,730	52	(229)	130,553	1
Corporate bonds	371,112	198	(1,058)	370,252	2
Money market funds measured at NAV (a)	106,178	—	—	106,178	N/A
Total marketable securities	$630,456	$251	$(1,306)	$629,401

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	As of December 31, 2025
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
Of the total marketable securities held at fair value as of March 31, 2026 and December 31, 2025, $1,997 and $1,994, respectively, had been in a continuous unrealized loss position for 12 months or longer; however, these unrealized losses were not due to credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of March 31, 2026 and December 31, 2025 consist of the following:

	Depreciation period in years	March 31, 2026	December 31, 2025
Internally developed software	3 - 5	$74,281	$73,994
Acquired software	3	6,441	6,441
Equipment	5	68,721	61,860
Leasehold improvements	1 - 15	8,120	8,120
Furniture and fixtures	5	16,814	16,434
Construction in progress		4,947	7,398
Total property and equipment, cost		179,324	174,247
Less: accumulated depreciation		(121,462)	(114,916)
Total property and equipment, net		$57,862	$59,331
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2026 and 2025 was $6,718 and $5,432, respectively.
During the three months ended March 31, 2026 and 2025, $1,760 and $2,173, respectively, was capitalized in connection with internally developed software inclusive of $256 and $204, respectively, of equity-based compensation. Amortization expense on internally developed software was $2,935 and $3,311 for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized no impairment charges on certain long-lived assets.

Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of March 31, 2026 were $1,397 and $161, respectively, and $547 and $1,000 as of March 31, 2025, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
7. Leases

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2026 and 2025 was $3,513 and $3,899, respectively. The Company recorded $444 in sublease income for each of the three months ended March 31, 2026 and 2025 within other income, net within the condensed consolidated statements of operations.
8. Intangible Assets, net
See below for Intangible assets, net as of March 31, 2026 and December 31, 2025:

	Weighted Average Useful Life in Years	March 31, 2026	December 31, 2025
Patents	20	$2,518	$2,518
Acquired intangibles - technology	3	3,830	3,830
Acquired intangibles - customer relationships	5.7	15,770	15,770
Acquired intangibles - brand names	3.4	400	400
Indefinite lived intangible assets		310	310
Total intangible assets, cost		22,828	22,828
Less: accumulated amortization		(20,187)	(20,075)
Intangible assets, net		$2,641	$2,753

Amortization expense on intangible assets for the three months ended March 31, 2026 and 2025 was $112 and $1,100, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
9. Restricted Cash
As of March 31, 2026 and December 31, 2025, the Company maintained bank deposits of $2,851 and $2,764, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
10. Other Assets
Other assets consist of the following of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Strategic investment	2,795	2,795
Deferred tax asset (See Note 15)	325,443	305,128
Other long-term assets	3,252	2,273
Total	$332,492	$311,198

During the three months ended March 31, 2026 and 2025, there were no fair value adjustments recorded by the Company in relation to its strategic investment.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$9,422	$20,292
Accrued partnership liabilities	243,626	163,391
Lease liability	5,880	5,515
Tax receivable agreement liability - short term (See Note 15)	11,837	14,933
Other accrued liabilities	27,841	32,412
Total	$298,606	$236,543
The Company’s accrued partnership liabilities primarily relate to estimated amounts related to a portion of merchant credit card benefits that it expects to fund in the second half of the year.
Other long term liabilities consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Lease liability	105,387	106,808
Tax receivable agreement liability - long term (See Note 15)	240,615	229,791
Other long term liabilities	2,583	2,508
Total	$348,585	$339,107
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
Share Repurchases

During the three months ended March 31, 2026, the Company repurchased and retired 39,901 shares of its Class A Common Stock for $1,238 at an average price of $31.02. As of March 31, 2026, $250,271 remains available under the repurchase authorization.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Special and Quarterly Dividends
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the three months ended March 31, 2026 and 2025:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	$0.150
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270
Special	February 25, 2026	March 10, 2026	March 24, 2026	$0.200

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.
Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our founder, Caryn Seidman Becker (the “Founder”), and members of Alclear. The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C Common Stock for Class A Common Stock or Class D Common Stock for Class B Common Stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A Common Stock or B Common Stock and additional paid-in-capital for the Company. Upon the issuance of shares Class A Common Stock or B Common Stock, Alclear issues a proportionate number of Alclear Units in conjunction with the terms of the Reorganization.
During the three months ended March 31, 2026, the Company issued 2,179,104 shares of Class A Common Stock in connection with exchange of Class C Common Stock or Class D Common Stock, as well as those those issued in connection with the conversion of Class B Common Stock.

The non-controlling interest ownership percentage changed from 26.18% as of December 31, 2025 to 24.63% as of March 31, 2026.
13. Incentive Plans

2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A Common Stock as of the date of the Reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of RSUs, RSAs, stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock) as of the last day of the immediately preceding year or a lesser amount approved by the Board or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock). For fiscal year 2026, the Compensation Committee of the Board approved no increase in the 2021 Omnibus Incentive Plan, which such increase would have been effective on the first business day of 2026.

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

The following is a summary of activity related to the RSUs associated with compensation arrangements during the three months ended March 31, 2026:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2026	4,357,412	$23.31
Granted	1,554,255	44.26
Vested	(676,831)	22.61
Forfeited	(141,955)	24.20
Unvested balance as of March 31, 2026	5,092,881	$29.77

The following is a schedule of the expected vesting period for unvested RSUs as of March 31, 2026:

Unvested RSUs
Expected to vest within 1 year	1,872,884
Expected to vest between 1 to 2 years	2,004,592
Expected to vest between 2 to 3 years	1,215,405
Unvested balance as of March 31, 2026	5,092,881

Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

	Three months ended March 31,
	2026	2025
Cost of direct salaries and benefits	$92	$137
Research and development	3,345	3,097
Sales and marketing	214	140
General and administrative	7,660	3,428
Total	$11,311	$6,802
As of March 31, 2026, estimated unrecognized expense for RSUs that are probable of vesting was $133,787 with such expense to be recognized over a weighted-average period of approximately 2.47 years.

Founder PSUs
During June 2021, the Company established a long-term incentive compensation plan for our co-founders, Caryn Seidman Becker and Kenneth Cornick, which consists of performance restricted awards (the “Founder PSUs”), that will be settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock will be measured on the volume-weighted average price per share for the

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs. The Company recorded the expense related to these awards within general and administrative in the condensed statements of operations, and as of December 31, 2025, there was no unrecognized expense remaining for Founder PSUs.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations: `

	Three months ended March 31,
	2026	2025
RSUs	11,311	6,802
Founder PSUs	—	996
Total	$11,311	$7,798

	Three months ended March 31,
	2026	2025
Cost of direct salaries and benefits	$92	$137
Research and development	3,345	3,097
Sales and marketing	214	140
General and administrative	7,660	4,424
Total	$11,311	$7,798

14. Net Income per Common Share
Below is the calculation of basic and diluted net income per common share:

	Three Months Ended March 31, 2026
	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$38,795	$120
Weighted-average number of shares outstanding, basic	99,206,588	307,343
Net income per common share, basic:	$0.39	$0.39
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$38,795	$120
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	86	(2)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	38,881	118
Weighted-average number of shares outstanding used to calculate net income per common share, basic	99,206,588	307,343
Effect of dilutive shares	1,841,003	—
Weighted-average number of shares outstanding, diluted	101,047,591	307,343
Net income per common share, diluted:	$0.38	$0.38

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

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A and Class B common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Class A	Class B
Exchangeable Alclear Units	14,266,787	18,630,246
RSU’s	256,306	—
Total	14,523,093	18,630,246

	Three Months Ended March 31, 2025
	Class A	Class B
Exchangeable Alclear Units	15,196,670	24,896,690
RSU’s	242,569	—
Total	15,439,239	24,896,690

For the three months ended March 31, 2026, the Company has excluded 5,452,710 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The Company reported a tax expense of $14,361 on a pretax income of $70,745 for the three months ended March 31, 2026 as compared to a tax expense of $5,422 on a pretax income of $44,005 for the three months ended March 31, 2025. This resulted in an effective tax rate of 20.3% for the three months ended March 31, 2026 as compared to 12.3% percent for the three months ended March 31, 2025. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) impact of state and foreign taxes, and (3) non-deductible officer compensation. The Company paid $9,442 in estimated income taxes for the three months ended March 31, 2026.
The Company is subject to income taxes in the U.S. and its territories, Israel, Argentina, and Mexico. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years for U.S. federal and state income tax purposes open for examination are for the years ending December 31, 2020 and forward. The tax years for foreign jurisdictions open for examination are for the years ending December 31, 2020 and forward.

During the three months ended March 31, 2026, the Company repurchased 39,901 shares of its Class A Common Stock. However, there was no excise tax as of March 31, 2026 because the stock issuances were in excess of repurchases.
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

During the three months ended March 31, 2026, the Company issued 1,979,104 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 12 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the tax receivable agreement mirrors the recognition related to its deferred tax assets. As of March 31, 2026, the Company has recognized the deferred tax asset of $297,002 for the step-up in tax basis, as the asset is more-likely-than-not to be realized. As a result, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable agreement liability of $252,452.

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

During the three months ended March 31, 2026, Alclear paid a tax distribution, including withholding taxes, of $15,078, to holders of Alclear Units other than Clear Secure, Inc. and the state tax authorities.
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
Commitments other than leases
The Company is subject to minimum spend commitments of $269 over the next two years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of March 31, 2026:

2026	$20,513
2027	18,077
2028	14,952
2029	6,141
2030	4,271
Thereafter	—
Total	$63,954
The Company has commitments for future marketing expenditures to sports stadiums of $5,380 through 2026. For the three months ended March 31, 2026 and 2025, marketing expenses related to sports stadiums were approximately $979 and $1,263, respectively.
17. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended March 31, 2026 and 2025, the Company recorded expense of $1,383 and $1,402, respectively, within the condensed consolidated statements of operations.
18. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders (the “Credit Agreement”). In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The Company incurred immaterial debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. In November 2024, the

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35,000 to $50,000. The line of credit has not been drawn against as of March 31, 2026. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.
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

As of March 31, 2026, the Company had a remaining borrowing capacity of $67,725, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of March 31, 2026, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
19. Segment Information

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

Total revenues and long-lived assets outside of the United States are immaterial for each of the three months ended March 31, 2026 and 2025.
20. Subsequent Events
Quarterly Dividend

On May 6, 2026, the Company announced that its Board declared a quarterly dividend of $0.15 per share, payable on June 24, 2026 to holders of record of Class A Common Stock and Class B Common Stock as of the close of business on June 10, 2026 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly dividend exceeds the Company's current and accumulated earnings and profits, a portion of such dividend may be deemed a return of capital gain to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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

Key Performance Indicators
To evaluate performance of the business, we utilize a variety of other non-GAAP financial reporting and performance measures. These key measures include Total Bookings, Total CLEAR Members, and Active CLEAR+ Members.

Total Bookings
Total Bookings represent our total revenue plus the change in deferred revenue during the period. Total Bookings in any particular period reflect sales to new and renewing CLEAR+ subscribers plus any accrued billings to partners. Management believes that Total Bookings is an important measure of the current health and growth of the business and views it as a leading indicator.

	Three months ended March 31,
	2026	2025	$ Change	% Change
Total Bookings (in millions)	$291.7	$207.2	$84.5	41%
Total Bookings increased by $84.5 million, or 41%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
Total CLEAR Members
We define Total CLEAR Members as the cumulative number of Members that have registered for the CLEAR platform since inception as of the end of the period. This includes Members who have enrolled through CLEAR+, trials, single-use product purchases, other non-paid uses of the CLEAR platform, and associated family accounts. Total CLEAR Members exclude members who are solely marketing opt-ins and purged accounts, and are adjusted to remove identified duplicate non-paid accounts. Management views this metric as an important tool to analyze the efficacy of our growth and marketing initiatives as new Members are potentially a current and leading indicator of revenues.

	As of March 31,
	2026	2025	Change	% Change
Total CLEAR Members (in thousands)	40,986	31,215	9,771	31%
Total CLEAR Members were 40,986 as of March 31, 2026 and 31,215 as of March 31, 2025, which represented a 31% increase. The year-over-year increase was driven by CLEAR1 and CLEAR+ Member enrollments.
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

	As of March 31,
	2026	2025	% Change
Active CLEAR+ Members (in thousands)	8,167	7,229	13%

Active CLEAR+ Members were 8,167 as of March 31, 2026 and 7,229 as of March 31, 2025, which represented a 13% increase, driven by new Members added through new and existing airports as well as partner and organic channels.

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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income to Adjusted EBITDA and Net Income Margin to Adjusted EBITDA Margin:

	Three months ended March 31,
(In thousands)	2026	2025
Net income	$56,384	$38,583
Income tax expense	14,361	5,422
Interest (income), net	(6,761)	(6,153)
Other (income), net	(1,538)	(4)
Depreciation and amortization	6,830	6,532
Equity-based compensation expense	11,311	7,798
Adjusted EBITDA	$80,587	$52,178

Revenue	$253,003	$211,368
Net income Margin	22%	18%
Adjusted EBITDA Margin	32%	25%

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three months ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$190,356	$98,347
Purchases of property and equipment	(4,873)	(7,084)
Free Cash Flow	$185,483	$91,263

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

The Company generates additional revenue from TSA PreCheck® Enrollment Provided by CLEAR. The Company offers both online and in person enrollments and renewals across multiple locations, and plans to continue to launch additional locations on a rolling basis, subject to TSA approval. The Company recognizes the revenue from these services net of fees remitted to TSA and the Federal Bureau of Investigation within the Company’s condensed statements of operations. The Company recognizes these revenues on a per transaction basis upon completion of each enrollment or renewal.

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
Other income (expense), net
Other income (expense), net consists of certain non-recurring non-operating items, and subsequent revaluations of the tax receivable agreement liability.
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

Comparison of the three months ended March 31, 2026 and 2025 (in millions)1:

	Three months ended March 31,
	2026	2025	$ Change	% Change
Revenue	$253.0	$211.4	$41.6	20%
Operating expenses:
Cost of revenue share fee	36.9	29.6	7.3	25%
Cost of direct salaries and benefits	48.3	50.7	(2.4)	(5)%
Research and development	19.5	19.0	0.5	2%
Sales and marketing	16.0	13.4	2.6	19%
General and administrative	63.6	54.7	8.9	16%
Depreciation and amortization	6.8	6.5	0.3	5%
Operating income	62.0	37.4	24.6	66%
Other income (expense)
Interest income, net	6.8	6.2	0.6	10%
Other income, net	2.0	0.4	1.5	343%
Income before tax	70.7	44.0	26.7	61%
Income tax expense	(14.4)	(5.4)	(8.9)	165%
Net income	$56.4	$38.6	$17.8	46%
1Note certain numbers in this table and accompanying discussion do not foot due to rounding differences
Information about our operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is set forth below:

Revenue

	Three months ended March 31,
	2026	2025	$ Change	% Change
Revenue	$253.0	$211.4	$41.6	20%

Revenue increased by $41.6 million, or 20%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.The change was primarily due to a 13% increase in the number of Active CLEAR+ Members as of March 31, 2026 compared to March 31, 2025 and increases to the price of a CLEAR+ membership compared to the price as of March 31, 2025. Approximately 26% and 27% of paying CLEAR+ members were on a family plan as of March 31, 2026 and 2025, respectively.
Cost of revenue share fee

	Three months ended March 31,
	2026	2025	$ Change	% Change
Cost of revenue share fee	$36.9	$29.6	$7.3	25%
Cost of revenue share fee increased by $7.3 million, or 25%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was driven primarily by an increase of $1.0 million, or an 11% increase, in fixed airport fees and $6.3 million, or a 31% increase, in per Member fees.
Cost of direct salaries and benefits

	Three months ended March 31,
	2026	2025	$ Change	% Change
Cost of direct salaries and benefits	$48.3	$50.7	$(2.4)	(5)%
Cost of direct salaries and benefits expenses decreased by $2.4 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was primarily due to a decrease in employee compensation costs of $4.1 million caused by lower average employee count, partially offset by a $2.0 million increase for overhead costs.

Research and development

	Three months ended March 31,
	2026	2025	$ Change	% Change
Research and development	$19.5	$19.0	$0.5	2%
Research and development expenses increased by $0.5 million, or 2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was primarily due to a $1.1 million increase in technology costs, partially offset by a $0.4 million decrease in professional fees and a $0.3 million decrease in employee compensation costs.

Sales and marketing

	Three months ended March 31,
	2026	2025	$ Change	% Change
Sales and marketing	$16.0	$13.4	$2.6	19%
Sales and marketing expenses increased by $2.6 million, or 19%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was driven primarily by $1.9 million of higher commission expense primarily related to our B2B offering, CLEAR1, and $1.2 million of higher marketing expense.
General and administrative

	Three months ended March 31,
	2026	2025	$ Change	% Change
General and administrative	$63.6	$54.7	$8.9	16%
General and administrative expenses increased by $8.9 million, or 16%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was driven by a $5.6 million increase in employee compensation costs primarily related to performance-based equity compensation costs, and a $3.2 million increase in credit card fees due to higher bookings.

Other income (expense)

	Three months ended March 31,
	2026	2025	$ Change	% Change
Interest income, net	$6.8	$6.2	$0.6	10%

Interest income, net increased by $0.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase is primarily driven by higher average cash balances relative to the comparative period, partially offset by lower interest rates.

	Three months ended March 31,
	2026	2025	$ Change	% Change
Other income, net	$2.0	$0.4	$1.5	343%
Other income, net increased $1.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was driven primarily driven by the revaluation of the TRA liability at a lower income tax rate for the three months ended March 31, 2026.

Income tax expense

	Three months ended March 31,
	2026	2025	$ Change	% Change
Income tax expense	$(14.4)	$(5.4)	$(8.9)	165%

Income tax expense increased by $8.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was primarily due to higher pre-tax earnings, and a higher effective tax rate driven by an increase in Clear Secure, Inc.’s ownership percentage.

Liquidity and Capital Resources
Our operations have been financed primarily through cash flows from operating activities. As of March 31, 2026, we had cash and cash equivalents of $170.7 million and marketable securities of $629.4 million.
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
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock, with subsequent increases to the repurchase program authorized by the Board in November 2023, March 2024, August 2024, February 2025, and February 2026. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the three months ended March 31, 2026, the Company repurchased 39,901 shares for $1.3 million. The repurchased shares were retired. As of March 31, 2026, $250.3 million remains available under the repurchase authorization.
Dividends
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the three months ended March 31, 2026 and 2025:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	$0.150
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270
Special	February 25, 2026	March 10, 2026	March 24, 2026	$0.200

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

We have the option to repay any borrowings under the Credit Agreement without premium or penalty prior to maturity. In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. The Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions..

As of March 31, 2026, the Company had a remaining borrowing capacity of $67.7 million, net of standby letters of credit, and had no outstanding debt obligations. As of March 31, 2026, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 18 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in millions):

	Three months ended March 31,
	2026	2025	$ Change
Net cash provided by operating activities	$190.4	$98.3	$92.0
Net cash (used in) provided by investing activities	(21.4)	93.3	(114.7)
Net cash used in financing activities	(83.9)	(171.3)	87.4
Net increase in cash, cash equivalents, and restricted cash	85.0	20.3	64.7
Cash, cash equivalents, and restricted cash, beginning of year	88.5	70.3	18.2
Net exchange differences on cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash, end of period	$173.5	$90.7	$82.8
Cash flows from operating activities
For the three months ended March 31, 2026, net cash provided by operating activities was $190.4 million compared to net cash provided by operating activities of $98.3 million for the three months ended March 31, 2025, an increase of $92.0 million primarily due to higher net income, an increase in non-cash adjustments to net income of $11.7 million, and year-over-year favorable changes in working capital of $62.5 million driven primarily by higher partnership liabilities offset and higher deferred revenues.
Cash flows from investing activities
For the three months ended March 31, 2026 net cash used in investing activities was $21.4 compared to net cash provided by investing activities of $93.3 million for the three months ended March 31, 2025, a decrease of $114.7 million. The change was primarily due to an increase in net purchases of marketable securities of $116.9 million and an increase in capital expenditures of $2.2 million.

Cash flows from financing activities

For the three months ended March 31, 2026, net cash used in financing activities was $83.9 million compared to net cash used in financing activities of $171.3 million for the three months ended March 31, 2025, a decrease of $87.4 million. The change was primarily due to a decrease in the amounts used to repurchase Class A Common Stock of $100.5 million and lower dividends and distributions of $11.4 million offset partially by higher payments of taxes on net settled stock-based awards and TRA payments of $10.6 million and $13.9 million, respectively.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of March 31, 2026, we had future minimum payments of $170.9 million, with $14.0 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of March 31, 2026, we had future minimum payments of $64.0 million.
We have commitments for future marketing expenditures to sports stadiums of $5.4 million as of March 31, 2026.

We are subject to certain minimum spend commitments of approximately $0.3 million over the next two years under service arrangements.
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
Interest Rate Risk

We had cash and cash equivalents of $170.7 million as of March 31, 2026. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of March 31, 2026, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $629.4 million as of March 31, 2026. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $4.5 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three months ended March 31, 2026.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended March 31, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 2,179,104 shares of Class A Common Stock.

Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended March 31, 2026 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program[1]
January 1, 2026 - January 31, 2026	—	$—	—	$126.5
February 1, 2026 - February 28, 2026	39,901	$31.00	39,901	$250.3
March 1, 2026 - March 31, 2026	—	$—	—	$250.3
Total	39,901	$31.00	39,901
[1]Excludes commissions
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022, and increased on November 8, 2023, March 21, 2024, August 5, 2024, February 2025, and February 2026. The share repurchase program provides for the purchase by the Company of up to $600 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of March 31, 2026, $250.3 million remains available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1
Plan”), were as follows:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Number of Shares to be Sold under the Plan[1]
Caryn Seidman Becker	Chairman and Chief Executive Officer	March 12, 2026	June 11, 2027	1,000,000
Michael Barkin	President	February 27, 2026	February 26, 2027	70,268*
Kyle McLaughlin	EVP, Aviation	March 4, 2026	February 26, 2027	17,192*

*Securities reported in this column reflect restricted stock units (“RSUs”) and shares of common stock, as appropriate. In the case of RSUs, quantities included in this column reflect the full amount of RSUs as reported in an officer’s respective plan and do not reflect the impact of tax withholding which will not be determined until the RSUs vest.

Item 6. Exhibits
The documents listed in the Index to Exhibits of this quarterly report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

Exhibit Number	Description
10.1	Separation Agreement and General Release, dated April 3, 2026, between Secure Identity, LLC and Lynn Haaland. †
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SECURE, INC.

Date:	May 6, 2026	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	May 6, 2026	By:	/s/ Jennifer Hsu
Jennifer Hsu
Chief Financial Officer