Form 10-Q
period 2026-06-30
Clear Secure, Inc.
filed 2026-08-05
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of July 31, 2026:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	102,911,049
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	—
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	32,377,033
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	—

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$128,228	$85,734
Marketable securities	831,040	614,439
Accounts receivable	1,263	1,925
Prepaid revenue share fee	31,347	29,679
Prepaid expenses and other current assets	31,656	32,837
Total current assets	1,023,534	764,614
Property and equipment, net	62,714	59,331
Right of use asset, net	97,215	100,048
Intangible assets, net	2,528	2,753
Goodwill	62,684	62,684
Restricted cash	2,852	2,764
Other assets	326,805	311,198
Total assets	$1,578,332	$1,303,392
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,175	$7,156
Accrued liabilities	404,692	236,543
Deferred revenue	572,989	516,201
Total current liabilities	983,856	759,900
Other long term liabilities	351,313	339,107
Total liabilities	1,335,169	1,099,007
Commitments and contingencies (Note 16)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 101,961,485 and 101,940,628 shares issued and outstanding, respectively, as of June 30, 2026 and 97,988,039 and 97,986,631 shares issued and outstanding as of December 31, 2025	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 151,787 shares issued and outstanding as of June 30, 2026 and 351,787 shares issued and outstanding as of December 31, 2025	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 14,246,787 shares issued and outstanding as of June 30, 2026 and 15,745,891 shares issued and outstanding as of December 31, 2025	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 18,380,246 shares issued and outstanding as of June 30, 2026 and 19,130,246 shares issued and outstanding as of December 31, 2025	—	—
Accumulated other comprehensive (loss) income	(753)	840
Treasury stock at cost, 0 shares as of June 30, 2026 and December 31, 2025	—	—
Retained earnings	158,350	119,791
Additional paid-in capital	48,645	57,102
Total stockholders’ equity attributable to Clear Secure, Inc.	206,243	177,734
Non-controlling interests	36,920	26,651
Total stockholders’ equity	243,163	204,385
Total liabilities and stockholders’ equity	$1,578,332	$1,303,392

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$277,757	$219,467	$530,760	$430,835

Operating expenses:
Cost of revenue share fee	39,289	31,198	76,167	60,765
Cost of direct salaries and benefits	47,997	47,699	96,249	98,441
Research and development	17,772	18,229	37,223	37,228
Sales and marketing	17,152	14,485	33,106	27,871
General and administrative	65,934	58,532	129,571	113,270
Depreciation and amortization	6,661	6,768	13,491	13,300
Operating income	82,952	42,556	144,953	79,960

Other income (expense):
Interest income, net	7,932	5,805	14,693	11,958
Other income (expense), net	471	(4,055)	2,454	(3,607)
Income before tax	91,355	44,306	162,100	88,311
Income tax expense	(19,045)	(6,431)	(33,406)	(11,853)
Net income	72,310	37,875	128,694	76,458
Less: net income attributable to non-controlling interests	22,260	13,153	39,849	26,331
Net income attributable to Clear Secure, Inc.	$50,050	$24,722	$88,845	$50,127

Net income per share of Class A Common Stock and Class B Common Stock (Note 14)
Net income per common share basic, Class A	$0.50	$0.26	$0.89	$0.53
Net income per common share basic, Class B	$0.50	$0.26	$0.89	$0.53
Net income per common share diluted, Class A	$0.49	$0.26	$0.87	$0.52
Net income per common share diluted, Class B	$0.49	$0.26	$0.87	$0.52
Weighted-average shares of Class A Common Stock outstanding, basic	100,694,482	92,990,661	99,954,645	94,150,710
Weighted-average shares of Class B Common Stock outstanding, basic	151,787	612,443	229,135	644,659
Weighted-average shares of Class A Common Stock outstanding, diluted	102,768,573	94,418,159	102,037,728	95,667,917
Weighted-average shares of Class B Common Stock outstanding, diluted	151,787	612,443	229,135	644,659

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$72,310	$37,875	$128,694	$76,458
Other comprehensive income (loss)
Currency translation	70	133	77	112
Unrealized gain (loss) on fair value of marketable securities	(650)	(41)	(2,207)	234
Total other comprehensive income (loss)	(580)	92	(2,130)	346
Comprehensive income	71,730	37,967	126,564	76,804
Less: comprehensive income attributable to non-controlling interests	22,118	13,180	39,312	26,433
Comprehensive income attributable to Clear Secure, Inc.	$49,612	$24,787	$87,252	$50,371

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive income	Treasury Stock		Retained earnings	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2026	97,986,631	$1	351,787	$—	15,745,891	$—	19,130,246	$—	$57,102	$840	—	$—	$119,791	$177,734	$26,651	$204,385
Net income	—	—	—	—	—	—	—	—	—	—	—	—	38,795	38,795	17,589	56,384
Other comprehensive income	—	—	—	—	—	—	—	—	—	(1,155)	—	—	—	(1,155)	(395)	(1,550)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,628	—	—	—	—	8,628	2,939	11,567
Net share settlements of stock-based awards	371,788	—	—	—	—	—	—	—	(9,371)	—	—	—	—	(9,371)	(3,874)	(13,245)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,948)	(4,948)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,708)	(6,708)
Exchange of shares	2,179,104	—	(200,000)	—	(1,479,104)	—	(500,000)	—	2,708	—	—	—	—	2,708	(2,708)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(15,064)	(15,064)	—	(15,064)
Special Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(20,105)	(20,105)		(20,105)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	4,156	—	—	—	—	4,156		4,156
Repurchase and retirement of Class A Common Stock	(39,901)	—	—	—	—	—	—	—	(978)	—	—	—	—	(978)	(260)	(1,238)
Balance, March 31, 2026	100,497,622	$1	151,787	$—	14,266,787	$—	18,630,246	$—	$62,245	$(315)	—	$—	$123,417	$185,348	$28,286	$213,634
Net income	—	—	—	—	—	—	—	—	—	—	—	—	50,050	50,050	22,260	72,310
Other comprehensive income	—	—	—	—	—	—	—	—	—	(438)	—	—	—	(438)	(142)	(580)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,588	—	—	—	—	8,588	2,776	11,364
Net share settlements of stock-based awards	1,173,006	—	—	—	—	—	—	—	(23,105)	—	—	—	—	(23,105)	(8,419)	(31,524)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,927)	(4,927)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,748)	(2,748)
Exchange of shares	270,000	—	—	—	(20,000)	—	(250,000)	—	166	—	—	—	—	166	(166)	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(15,117)	(15,117)	—	(15,117)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	751	—	—	—	—	751	—	751
Repurchase and retirement of Class A Common Stock	—	—	—	—		—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2026	101,940,628	$1	151,787	$—	14,246,787	$—	18,380,246	$—	$48,645	$(753)	—	$—	$158,350	$206,243	$36,920	$243,163
See notes to condensed consolidated financial statements

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Retained Earnings	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2025	96,794,826	$1	677,234	$—	15,287,620	$—	24,896,690	$—	$114,231	$343	—	$—	$83,778	$198,353	$39,587	$237,940
Net income	—	—	—	—	—	—	—	—	—	—	—	—	25,405	25,405	13,178	38,583
Other comprehensive income	—	—	—	—	—	—	—	—	—	179	—	—	—	179	75	254
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	5,635	—	—	—	—	5,635	2,368	8,003
Net share settlements of stock-based awards	318,367	—	—	—	—	—	—	—	(1,690)	—	—	—	—	(1,690)	(931)	(2,621)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	(5,011)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,637)	(11,637)
Exchange of shares	90,950	—	—	—	(90,950)	—	—	—	45	—	—	—	—	45	(45)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(11,720)	(11,720)		(11,720)
Special Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(25,316)	(25,316)		(25,316)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	173	—	—	—	—	173	—	173
Repurchase and retirement of Class A Common Stock	(4,267,758)	—	—	—	—	—	—	—	(74,374)	—	—	—	—	(74,374)	(28,286)	(102,660)
Balance, March 31, 2025	92,936,385	$1	677,234	$—	15,196,670	$—	24,896,690	$—	$44,020	$522	—	$—	$72,147	$116,690	$9,298	$125,988
Net income	—	—	—	—	—	—	—	—	—	—	—	—	24,722	24,722	13,153	37,875
Other comprehensive income	—	—	—	—	—	—	—	—	—	65	—	—	—	65	27	92
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	7,340	—	—	—	—	7,340	3,071	10,411
Net share settlements of stock-based awards	200,002	—	—	—	—	—	—	—	(1,343)	—	—	—	—	(1,343)	(975)	(2,318)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,828)	(4,828)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,253)	(6,253)
Exchange of shares	1,675,447	—	(125,447)	—	3,716,444	—	(5,266,444)	—	2,437	—	—	—	—	2,437	(2,437)	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(11,782)	(11,782)	—	(11,782)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	1,915	—	—	—	—	1,915	—	1,915
Repurchase and retirement of Class A Common Stock	(1,026,840)	—	—	—		—	—	—	(18,705)	—	—	—	—	(18,705)	(5,707)	(24,412)
Balance, June 30, 2025	93,784,994	$1	551,787	$—	18,913,114	$—	19,630,246	$—	$35,664	$587	—	$—	$85,087	$121,339	$5,349	$126,688

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$128,694	$76,458
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation of property and equipment	13,266	11,142
Amortization of intangible assets	225	2,158
Noncash lease expense	3,161	3,219
Impairment of strategic investment	—	4,719
Equity-based compensation	22,399	18,091
Deferred income tax	18,296	934
Amortization of revolver loan costs	66	66
Gain on divestiture of a business	—	(635)
Premium amortization and (discount accretion), net on marketable securities	(873)	(85)
Changes in operating assets and liabilities:
Accounts receivable	662	(708)
Prepaid expenses and other assets	2,096	6,683
Prepaid revenue share fee	(1,668)	795
Accounts payable	(702)	(6,871)
Accrued and other long term liabilities	151,999	112,439
Deferred revenue	56,788	(824)
Operating lease liabilities	(2,885)	(6,250)
Net cash provided by operating activities	$391,524	$221,331

Investing activities:
Purchases of marketable securities	(568,346)	(242,914)
Sales of marketable securities	349,894	269,466
Proceeds from divestiture	—	2,700
Purchase of strategic investment	—	(514)
Purchases of property and equipment	(17,059)	(12,147)
Net cash (used in) provided by investing activities	$(235,511)	$16,591

Financing activities:
Repurchase of Class A Common Stock	(1,238)	(126,345)
Payment of dividend	(30,181)	(23,502)
Payment of special dividend	(20,105)	(25,316)
Distributions to members	(9,875)	(9,839)
Tax distribution to members	(17,229)	(25,986)
Payment of taxes on net settled stock-based awards	(20,303)	(4,939)
Debt issuance costs	(325)	—
Payments under tax receivable agreements	(14,254)	(334)
Net cash used in financing activities	$(113,510)	$(216,261)

Net increase in cash, cash equivalents, and restricted cash	42,503	21,661
Cash, cash equivalents, and restricted cash, beginning of period	88,498	70,348
Exchange rate effect on cash and cash equivalents, and restricted cash	79	70
Cash, cash equivalents, and restricted cash, end of period	$131,080	$92,079

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$128,228	$89,305
Restricted cash	2,852	2,774
Total cash, cash equivalents, and restricted cash	$131,080	$92,079
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

The Company operates a secure identity network under the brand name CLEAR primarily in the United States. CLEAR's current offerings in the CLEAR Travel portfolio include: CLEAR+, a consumer travel subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 62 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 61 airports and 281 retail locations (as of the date of this filing); premium services such as CLEAR Concierge; other travel benefits such as expedited passport services; the free CLEAR app which helps travelers plan their trip Home to Gate; and other mobile-first identity solutions such as CLEAR ID. In addition, CLEAR1 is our business to business (“B2B”) multi-layered identity verification solution. We combine biometric, document and device signals with verified data sources to ensure users are who they claim to be. Our B2B partners can select which verification layers to deploy, based on their specific security requirements, risk tolerance and user experience goals. We partner with a breadth of organizations, with a particular focus on Healthcare, Workforce and Governmental organizations where high fidelity identity security is paramount to their operational success. Our scaled Member base and comprehensive secure identity platform underpin our CLEAR Travel and CLEAR1 businesses, maximizing security and minimizing friction for consumers and our enterprise partners.
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
Recently Adopted Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2025, within these condensed consolidated financial statements. There was no material impact as a result. There are no newly issued standards since December 31, 2025 which require adoption in the six months ended June 30, 2026.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. For the three and six months ended June 30, 2026 and 2025, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and six months ended June 30, 2026 and 2025, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the six months ended June 30, 2026.

2026
Balance as of January 1	$516,201
Deferral of revenue	554,900
Recognition of deferred revenue	(498,112)
Balance as of June 30	$572,989
The Company has obligations for refunds and other similar items of $5,054 as of June 30, 2026 recorded within accrued liabilities.

During the six months ended June 30, 2026 and 2025, the Company recognized $368,224 and $338,311, respectively, of revenue which was included in the opening deferred revenue balances.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Prepaid software licenses	$17,102	$16,663
Prepaid insurance costs	655	2,533
Other current assets	13,899	13,641
Total	$31,656	$32,837
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
The contractual maturities of investments classified as marketable securities are as follows:

	June 30, 2026	December 31, 2025
Due within 1 year	$491,122	$416,764
Due within 2 years	339,918	197,675
Total marketable securities	$831,040	$614,439
The following table represents the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$35,661	$—	$(59)	$35,602	2
U.S. Treasuries	147,640	16	(464)	147,192	1
Corporate bonds	407,373	109	(1,462)	406,020	2
Money market funds measured at NAV (a)	242,226	—	—	242,226	N/A
Total marketable securities	$832,900	$125	$(1,985)	$831,040

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
Of the total marketable securities held at fair value as of June 30, 2026, none were in a continuous unrealized loss position for 12 months or longer. The Company had no continuous unrealized loss positions in relation to marketable securities as of June 30, 2026 or December 31, 2025 that were as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of June 30, 2026 and December 31, 2025 consist of the following:

	Depreciation Period in Years	June 30, 2026	December 31, 2025
Internally developed software	3 - 5	$76,354	$73,994
Acquired software	3	6,441	6,441
Equipment	5	77,540	61,860
Leasehold improvements	1 - 15	8,120	8,120
Furniture and fixtures	5	17,206	16,434
Construction in progress		4,846	7,398
Total property and equipment, cost		190,507	174,247
Less: accumulated depreciation		(127,793)	(114,916)
Total property and equipment, net		$62,714	$59,331
Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2026 and 2025 was $6,548 and $5,710, respectively, and $13,266 and $11,142 for the six months ended June 30, 2026 and 2025, respectively.
During the three months ended June 30, 2026 and 2025, $2,851 and $4,071, respectively, were capitalized in connection with internally developed software inclusive of $276 and $118 of equity-based compensation, respectively. During the six months ended June 30, 2026 and 2025, $4,611 and $6,244, respectively, were capitalized in connection with internally developed software inclusive of $532 and $323 of equity-based compensation, respectively.
Amortization expense on internally developed software was $2,485 and $3,151 for the three months ended June 30, 2026 and 2025, respectively, and $5,420 and $6,462 for the six months ended June 30, 2026 and 2025, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During the three and six months ended June 30, 2026 and 2025, the Company recognized no impairment charges related to its property and equipment, net.
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of June 30, 2026 were $29 and $467, respectively, and $416 and $57 as of June 30, 2025, respectively.
7. Leases
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2026 and 2025 was $3,510 and $4,908, respectively, and $7,023 and $8,807 for the six months ended June 30, 2026 and 2025, respectively. The Company had $444 sublease income for both the three months ended June 30, 2026 and 2025, and $888 sublease income for both the six months ended June 30, 2026 and 2025.
8. Intangible Assets, net
See below for Intangible assets, net as of June 30, 2026 and December 31, 2025:

	Weighted Average Useful Life in Years	June 30, 2026	December 31, 2025
Patents	20.0	$2,518	$2,518
Acquired intangibles - technology	3.0	3,830	3,830
Acquired intangibles - customer relationships	5.7	15,770	15,770
Acquired intangibles - brand names	3.4	400	400
Indefinite lived intangible assets		310	310
Total intangible assets, cost		22,828	22,828
Less: accumulated amortization		(20,300)	(20,075)
Intangible assets, net		$2,528	$2,753
Amortization expense on intangible assets for the three months ended June 30, 2026 and 2025 was $114 and $1,058, respectively, and $225 and $2,158 for the six months ended June 30, 2026 and 2025, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
9. Restricted Cash
As of June 30, 2026 and December 31, 2025, the Company maintained bank deposits of $2,852 and $2,764, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements.
10. Other Assets
Other assets consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Strategic investment	2,795	2,795
Deferred tax asset (See Note 15)	320,055	305,128
Other long-term assets	2,953	2,273
Total	$326,805	$311,198

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During the three and six months ended June 30, 2026, there were no fair value adjustments recorded by the Company in relation to its strategic investment. During the three and six months ended June 30, 2025, the Company recorded an impairment of $4.7 million in relation to its strategic investment due to a fair value adjustment.
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$41,688	$20,292
Accrued partnership liabilities	315,386	163,391
Lease liability	5,984	5,515
Tax receivable agreement liability - short term (See Note 15)	11,837	14,933
Other accrued liabilities	29,797	32,412
Total	$404,692	$236,543
The Company’s accrued partnership liabilities are primarily amounts related to a portion of merchant credit card benefits that it expects to fund in the second half of the year.
Other long term liabilities consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Lease liability	103,782	106,808
Tax receivable agreement liability - long term (See Note 15)	244,858	229,791
Other long term liabilities	2,673	2,508
Total	$351,313	$339,107

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

Share Repurchases

During the six months ended June 30, 2026, the Company repurchased and retired 39,901 shares of its Class A Common Stock for $1,238 at an average price of $31.02. As of June 30, 2026, $250,271 remained available under the repurchase authorization.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Special and Quarterly Dividends
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the six months ended June 30, 2026 and 2025:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	May 6, 2025	June 10, 2025	June 17, 2025	$0.125
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	$0.150
Quarterly	May 6, 2026	June 10, 2026	June 24, 2026	$0.150
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270
Special	February 25, 2026	March 10, 2026	March 24, 2026	$0.200

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our founder, Caryn Seidman Becker (the “Founder”), and members of Alclear. The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C Common Stock for Class A Common Stock or Class D Common Stock for Class B Common Stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A Common Stock or B Common Stock and additional paid-in-capital for the Company. Upon the issuance of shares Class A Common Stock or B Common Stock, Alclear issues a proportionate number of Alclear Units in conjunction with the terms of the the Company’s reorganization
During the six months ended June 30, 2026, the Company issued 2,449,104 shares of Class A Common Stock in connection with exchange of Class C Common Stock or Class D Common Stock, as well as those issued in connection with the conversion of Class B Common Stock.
The non-controlling interest ownership percentage declined from 26.18% as of December 31, 2025 to 24.21% as of June 30, 2026.
13. Incentive Plans
2021 Omnibus Incentive Plan
The Clear Secure, Inc 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
The 2021 Omnibus Incentive Plan authorized the issuance of up to 20,000,000 shares of Class A Common Stock as of the date of the Company’s reorganization. The 2021 Omnibus Incentive Plan authorized the issuance of shares pursuant to the grant, settlement or exercise of RSUs, RSAs, stock options and other share-based awards. Beginning with the first business day of each calendar year beginning in 2022 through 2031, the number of shares available will increase in an amount up to 5% of the total number of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock) as of the last day of the immediately preceding year or a lesser amount approved by the Board or its compensation committee, so long as the total share reserve available for future awards at the time is not more than 12% of common shares outstanding (assuming exchange and/or conversion of all classes of common shares into Class A Common Stock). For fiscal year 2026, the Compensation Committee of the Board approved no increase in the 2021 Omnibus Incentive Plan, which such increase would have been effective on the first business day of 2026.

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
The following is a summary of activity related to the RSUs associated with compensation arrangements during the six months ended June 30, 2026:

	RSU’s	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2026	4,357,412	$23.31
Granted	1,809,438	45.40
Vested	(1,025,492)	22.76
Forfeited	(752,980)	26.50
Unvested balance as of June 30, 2026	4,388,378	$32.01
The following is a schedule of the expected vesting period for unvested RSUs as of June 30, 2026:

Unvested RSU’s
Expected to vest within 1 year	1,769,211
Expected to vest between 1 to 2 years	1,743,574
Expected to vest between 2 to 3 years	875,593
Unvested balance as of June 30, 2026	4,388,378
Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of direct salaries and benefits	$162	$97	$254	$234
Research and development	2,432	3,259	5,777	6,356
Sales and marketing	303	272	517	412
General and administrative	8,191	5,645	15,851	9,073
Total	$11,088	$9,273	$22,399	$16,075
The total fair value of RSUs vested during the six months ended June 30, 2026 was $47,307. As of June 30, 2026, estimated unrecognized expense for RSUs that are probable of vesting was $118,205 with such expense to be recognized over a weighted-average period of approximately 2.32 years.

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
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs are estimated to vest over a five year

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock will be measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs. In June 2026, the first stock price hurdle was achieved and 1,402,871 Founder PSUs vested at a fair market value of $77,396. As a result, 959,396 shares were issued, net of 443,475 shares withheld to satisfy employee tax withholding obligations, as applicable. The Company recorded the expense related to these awards within general and administrative in the condensed statements of operations, and as of December 31, 2025, there was no unrecognized expense remaining for Founder PSUs.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	11,088	9,273	22,399	16,075
Founder PSUs	—	1,019	—	2,016
Total	$11,088	$10,292	$22,399	$18,091

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of direct salaries and benefits	$162	$97	$254	$234
Research and development	2,432	3,259	5,777	6,356
Sales and marketing	303	272	517	412
General and administrative	8,191	6,664	15,851	11,089
Total	$11,088	$10,292	$22,399	$18,091

14. Net Income per Common Share
Below is the calculation of basic and diluted net income per common share:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$49,975	$75	$24,560	$162
Weighted-average number of shares outstanding, basic	100,694,482	151,787	92,990,661	612,443
Net income per common share, basic:	$0.50	$0.50	$0.26	$0.26
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$49,975	$75	$24,560	$162
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	122	(1)	57	(2)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	50,097	74	24,617	160
Weighted-average number of shares outstanding used to calculate net income per common share, basic	100,694,482	151,787	92,990,661	612,443
Effect of dilutive shares	2,074,091	—	1,427,498	—
Weighted-average number of shares outstanding, diluted	102,768,573	151,787	94,418,159	612,443
Net income per common share, diluted:	$0.49	$0.49	$0.26	$0.26

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$88,642	$203	$49,785	$341
Weighted-average number of shares outstanding, basic	99,954,645	229,135	94,150,710	644,659
Net income per common share, basic:	$0.89	$0.89	$0.53	$0.53
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$88,642	$203	$49,785	$341
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	371	(3)	215	(4)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	89,013	200	50,000	337
Weighted-average number of shares outstanding used to calculate net income per common share, basic	99,954,645	229,135	94,150,710	644,659
Effect of dilutive shares	2,083,083	—	1,517,207	—
Weighted-average number of shares outstanding, diluted	102,037,728	229,135	95,667,917	644,659
Net income per common share, diluted:	$0.87	$0.87	$0.52	$0.52

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A and Class B Common Stock for the three and six months ended June 30, 2026 and 2025:

	Three and Six Months Ended June 30, 2026
	Class A	Class B
Exchangeable Alclear Units	14,246,787	18,380,246
RSU’s	30,781	—
Total	14,277,568	18,380,246

	Three and Six Months Ended June 30, 2025
	Class A	Class B
Exchangeable Alclear Units	18,913,114	19,630,246
RSU’s	155,721	—
Total	19,068,835	19,630,246

For both the three and six months ended June 30, 2026, the Company has excluded 5,253,880 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The Company reported a tax expense of $19,045 on a pretax income of $91,355 for the three months ended June 30, 2026 as compared to a tax expense of $6,431 on a pretax income of $44,306 for the three months ended June 30, 2025. This resulted in an effective tax rate of 20.8% for the three months ended June 30, 2026 as compared to 14.5% for the three months ended June 30, 2025. The Company reported a tax expense of $33,406 on a pretax income of $162,100 for the six months ended June 30, 2026, as compared to a tax expense of $11,853 on a pretax income of $88,311 for the six months ended June 30, 2025. This resulted in an effective tax rate of 20.6% for the six months ended June 30, 2026 as compared to 13.4% for the six months ended June 30, 2025. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) impact of state and foreign taxes, and (3) movement in valuation allowance. The Company paid $7,635 and $17,077, respectively, in estimated income taxes for the three and six months ended June 30, 2026, respectively.
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

During the six months ended June 30, 2026, the Company repurchased 39,901 shares of its Class A Common Stock. However, there was no excise tax as of June 30, 2026 because the stock issuances were in excess of repurchases.
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

During the six months ended June 30, 2026, the Company issued 2,449,104 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 12 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the TRA mirrors the recognition related to its deferred tax assets. As of June 30, 2026, the Company has recognized the deferred tax asset of $301,994 for the step-up in tax basis, as the asset is more-likely-than-not to be realized. As a result, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable agreement liability of $256,695 of which $11,837 is expected to be paid within twelve months of June 30, 2026 and is recorded within accrued expenses in the accompanying balance sheet.

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

For the six months ended June 30, 2026, Alclear paid tax distributions, including withholding taxes, of $17,229, to holders of Alclear Units other than Clear Secure, Inc. and the state tax authorities.

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
Commitments other than leases
The Company is subject to minimum spend commitments of $0 over the next two years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of June 30, 2026:

2026	$15,302
2027	30,341
2028	25,184
2029	9,851
2030	5,320
Thereafter	253
Total	$86,251
The Company has commitments for future marketing expenditures to sports stadiums of $5,117 through 2027. For the three months ended June 30, 2026 and 2025, marketing expenses related to sports stadiums were $938 and $1,483, respectively. For the six months ended June 30, 2026 and 2025 marketing expenses related to sports stadiums were $1,918 and $2,747, respectively.
17. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended June 30, 2026 and 2025, the Company recorded expense of $1,212 and $1,199, respectively, within the condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recorded expense of $2,595 and $2,601, respectively, within the condensed consolidated statements of operations.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
18. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders (the “Credit Agreement”). In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The Company incurred immaterial debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35,000 to $50,000. In June 2026, the Company entered into Amendment No. 4 to (i) reduce the lender commitments under the Credit Agreement from $100,000 to $50,000 and (ii) extend the maturity date to June 23, 2031. The line of credit has not been drawn against as of June 30, 2026. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented within Prepaid expenses and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.
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

As of June 30, 2026, the Company had a remaining borrowing capacity of $17,725, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of June 30, 2026, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
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

Total revenues and long-lived assets outside of the United States are immaterial for each of the three and six months ended June 30, 2026 and 2025.
20. Subsequent Events

Quarterly Dividend

On August 5, 2026, the Company announced that its Board declared a quarterly dividend of $0.15 per share, payable on September 24, 2026 to holders of record of Class A Common Stock as of the close of business on September 10, 2026 (the

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
“Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly dividend exceeds the Company's current and accumulated earnings and profits, a portion of such dividend may be deemed a return of capital to the holders of our Class A Common Stock, as applicable.

Share Repurchases
During the third quarter of 2026, the Company used $22,431 to repurchase and retire 425,417 shares of Class A Common Stock at an average price of $52.73.
Conversion of Class B Common Stock and Class D Common Stock

On July 2, 2026, pursuant to the sunset provisions described in the Company’s prospectus and set forth in the Company’s Fourth Amended and Restated Certificate of Incorporation, 151,787 shares of Class B Common Stock and 18,380,246 shares of Class D Common Stock automatically converted on a one-for-one basis into Class A Common Stock and Class C Common Stock, respectively. Following the automatic conversion, there were no outstanding shares of Class B Common Stock and Class D Common Stock.

Founder PSU Vesting

On July 2, 2026, an additional 133,286 Founder PSUs vested on a pro-rated basis pursuant to the straight-line interpolation provisions of the awards, as the Company’s stock price exceeded the first price hurdle but did not fully achieve the second price hurdle. The vested Founder PSUs were settled through the issuance of 91,151 shares of Class A Common Stock, net of 42,135 shares withheld to satisfy applicable tax withholding obligations. By their terms, all unvested Founder PSUs remaining after the final vesting on July 2, 2026 were forfeited on the same date.

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
Ability to Grow Total CLEAR Members
We are focused on growing Total CLEAR Members and the number of Members that engage with our platform. Our operating results and growth opportunities depend, in part, on our ability to attract new Members, including paying Members (CLEAR+ Members) as well as new platform Members. We rely on multiple channels to attract new CLEAR+ Members, including in-airport (our largest channel) which in turn is dependent on the ongoing ability of our Ambassadors to successfully engage with the traveling public. We also rely on numerous digital channels such as our website, mobile app and paid search. We also entered into strategic distribution partnerships with partners such as Delta Air Lines, United Airlines, Alaska Airlines, and American Express that promote our services to their customers on a discounted or subsidized basis which helps us to efficiently scale membership in CLEAR+. Through our partnership with American Express, eligible card members receive statement credits for all or a portion of their CLEAR+ membership. We initially entered into our partnership with American Express in 2019. In February 2026, we executed a multi-year renewal of the partnership with American Express. In many cases, we offer limited time trials to new Members who may convert to paying Members upon the completion of their trial. Our future success is dependent on those channels continuing to drive new Members and our ability to convert trial Members into paying Members.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total Bookings (in millions)	$295.9	$222.9	$73.0	33%	$587.6	$430.1	$157.5	37%
Total Bookings increased by $73.0 million, or 33%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
Total Bookings increased by $157.5 million, or 37%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
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

	As of June 30,
	2026	2025	Change	% Change
Total CLEAR Members (in thousands)	43,501	33,472	10,029	30%
Total CLEAR Members were 43,501 as of June 30, 2026 and 33,472 as of June 30, 2025, which represented a 30% increase. The year-over-year increase was driven by CLEAR1 and CLEAR+ Member enrollments.
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

	As of June 30,
	2026	2025	Change	% Change
Active CLEAR+ Members (in thousands)	8,329	7,227	1,102	15%

Active CLEAR+ Members was 8,329 as of June 30, 2026 and 7,227 as of June 30, 2025, which represented a 15% increase, driven by new Members added through new and existing airports as well as partner and organic channels.

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
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income to Adjusted EBITDA and Net Income Margin to Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$72,310	$37,875	$128,694	$76,458
Income tax expense	19,045	6,431	33,406	11,853
Interest (income), net	(7,932)	(5,805)	(14,693)	(11,958)
Other (income) expense, net	(26)	4,499	(1,564)	4,504
Depreciation and amortization	6,661	6,768	13,491	13,300
Equity-based compensation expense	11,088	10,292	22,399	18,091
Adjusted EBITDA	$101,146	$60,060	$181,733	$112,248

Revenue	$277,757	$219,467	$530,760	$430,835
Net income Margin	26.0%	17.3%	24.2%	17.7%
Adjusted EBITDA Margin	36.4%	27.4%	34.2%	26.1%
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$201,168	$122,984	$391,524	$221,331
Purchases of property and equipment	(12,186)	(5,063)	(17,059)	(12,147)
Free Cash Flow	$188,982	$117,921	$374,465	$209,184
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

Comparison of the three and six months ended June 30, 2026 and 2025 (in millions)1:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$277.8	$219.5	$58.3	27%
Operating expenses:
Cost of revenue share fee	39.3	31.2	8.1	26%
Cost of direct salaries and benefits	48.0	47.7	0.3	1%
Research and development	17.8	18.2	(0.5)	(3)%
Sales and marketing	17.2	14.5	2.7	18%
General and administrative	65.9	58.5	7.4	13%
Depreciation and amortization	6.7	6.8	(0.1)	(2)%
Operating income	83.0	42.6	40.4	95%
Other income (expense)
Interest income, net	7.9	5.8	2.1	37%
Other income, net	0.5	(4.1)	4.5	(112)%
Income before tax	91.4	44.3	47.0	106%
Income tax expense	(19.0)	(6.4)	(12.6)	196%
Net income	$72.3	$37.9	$34.4	91%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$530.8	$430.8	$99.9	23%
Operating expenses:
Cost of revenue share fee	76.2	60.8	15.4	25%
Cost of direct salaries and benefits	96.2	98.4	(2.3)	(2)%
Research and development	37.2	37.2	—	—%
Sales and marketing	33.1	27.9	5.3	19%
General and administrative	129.6	113.3	16.3	14%
Depreciation and amortization	13.5	13.3	0.2	2%
Operating income	145.0	80.0	65.0	81%
Other income (expense)
Interest income, net	14.7	12.0	2.7	23%
Other income (expense), net	2.5	(3.6)	6.1	(168)%
Income before tax	162.1	88.3	73.8	84%
Income tax expense	(33.4)	(11.9)	(21.6)	182%
Net income	$128.7	$76.5	$52.2	68%
1 Note certain numbers in these tables and accompanying discussion do not foot due to rounding differences

Information about our operating results for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is set forth below:

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$277.8	$219.5	$58.3	27%	$530.8	$430.8	$99.9	23%

Revenue increased by $58.3 million, or 27%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was primarily due to a 15% increase in the number of Active CLEAR+ Members as of June 30, 2026 compared to June 30, 2025 and increases to the price of CLEAR+ membership compared to the price as of June

30, 2025. Approximately 26% and 27%, respectively, of paying CLEAR+ Members were on a family plan as of June 30, 2026 and 2025, respectively.

Revenue increased by $99.9 million, or 23%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change was primarily due to a 15% increase in the number of CLEAR+ Members as of June 30, 2026 compared to June 30, 2025 and increases to the price of a CLEAR+ membership compared to the price as of June 30, 2025. Approximately 26% and 27%, respectively, of paying CLEAR+ Members were on a family plan as of June 30, 2026 and 2025, respectively.
Cost of revenue share fee

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenue share fee	$39.3	$31.2	$8.1	26%	$76.2	$60.8	$15.4	25%
Cost of revenue share fee increased by $8.1 million, or 26%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was driven primarily by an increase of $1.0 million, or a 9% increase, in fixed airport fees and $7.1 million, or a 34% increase, in per Member fees.

Cost of revenue share fee increased by $15.4 million, or 25%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change was driven primarily by an increase of $2.3 million, or a 12% increase, in fixed airport fees and $13.1 million, or a 32% increase, in per Member fees.
Cost of direct salaries and benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of direct salaries and benefits	$48.0	$47.7	$0.3	1%	$96.2	$98.4	$(2.3)	(2)%
Cost of direct salaries and benefits expenses increased by $0.3 million, or 1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was driven by higher overhead costs offset by lower employee compensation costs.
Cost of direct salaries and benefits expenses decreased by $2.3 million, or 2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a $4.3 million decrease in employee compensation costs, partially offset by a $2.5 million increase in overhead costs.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$17.8	$18.2	$(0.5)	(3)%	$37.2	$37.2	$—	—%
Research and development expenses decreased by $0.5 million, or 3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was primarily due to a $1.4 million decrease in employee compensation costs and a $0.2 million decrease in professional fees, partially offset by a $1.2 million increase in technology costs.
Research and development expenses remained flat for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. A $1.7 million decrease in employee compensation costs and a $0.6 million decrease in professional fees were largely offset by a $2.2 million increase in technology costs.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$17.2	$14.5	$2.7	18%	$33.1	$27.9	$5.3	19%
Sales and marketing expenses increased by $2.7 million, or 18%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was driven primarily by $1.7 million of higher marketing expense and $0.9 million of higher commission expense.
Sales and marketing expenses increased by $5.3 million, or 19%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change was driven primarily by $2.9 million of higher marketing expense and $2.8 million of higher commission expense, partially offset by a $0.5 million decrease in employee compensation costs.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$65.9	$58.5	$7.4	13%	$129.6	$113.3	$16.3	14%
General and administrative expenses increased by $7.4 million, or 13%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was primarily driven by a $3.1 million increase in employee compensation costs primarily related to equity compensation costs, a $2.4 million increase in credit card fees due to higher Total Bookings, and a $1.5 million increase in professional fees.
General and administrative expenses increased by $16.3 million, or 14%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change was primarily driven by an $8.7 million increase in employee compensation costs primarily related to equity compensation costs, a $5.6 million increase in credit card fees due to higher Total Bookings, and a $1.7 million increase in professional fees.

Interest income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income, net	$7.9	$5.8	$2.1	37%	$14.7	$12.0	$2.7	23%

Interest income, net increased by $2.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily driven by higher average cash balances partially offset by lower interest rates for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Interest income, net increased by $2.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by higher average cash balances partially offset by lower interest rates for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income (expense), net	$0.5	$(4.1)	$4.5	(112)%	$2.5	$(3.6)	$6.1	(168)%

Other income, net increased by $4.5 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was driven primarily by the impairment of $4.7 million to the Company’s strategic investment due to a fair value adjustment in the prior year.

Other income, net increased by $6.1 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change was driven primarily by the impairment of $4.7 million to the Company’s strategic investment due to a fair value adjustment in the prior year.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense	$(19.0)	$(6.4)	$(12.6)	196%	$(33.4)	$(11.9)	$(21.6)	182%

Income tax expense increased by $12.6 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was primarily due to higher pre-tax earnings, and a higher effective tax rate driven by an increase in Clear Secure, Inc.’s ownership percentage.

Income tax expense increased by $21.6 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change was primarily due to higher pre-tax earnings, and a higher effective tax rate driven by an increase in Clear Secure, Inc.’s ownership percentage.
Liquidity and Capital Resources
Our operations have been financed primarily through cash flow from operating activities. As of June 30, 2026, we had cash and cash equivalents of $128.2 million and marketable securities of $831.0 million.
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
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock, with subsequent increases to the repurchase program authorized by the Board in November 2023, March 2024, August 2024, February 2025, and February 2026. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the six months ended June 30, 2026, the Company repurchased 39,901 shares for $1.2 million. The repurchased shares were retired. As of June 30, 2026, $250.3 million remained available under the repurchase authorization.

Dividends
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the six months ended June 30, 2026 and 2025:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	May 6, 2025	June 10, 2025	June 17, 2025	$0.125
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	$0.150
Quarterly	May 6, 2026	June 10, 2026	June 24, 2026	$0.150
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270
Special	February 25, 2026	March 10, 2026	March 24, 2026	$0.200
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
Credit Agreement
On March 31, 2020, we entered into a credit agreement (as amended, restated or otherwise modified, the “Credit Agreement”) for a three-year $50 million revolving credit facility with a maturity date of March 31, 2023 (which has since been amended to extend the maturity date to June 28, 2026). Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, London Interbank Offered Rate (“LIBOR”) or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility, in the amount of $50 million. In June 2023, the Company entered into a second amendment to the Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35 million to $50 million. In June 2026, the Company entered into Amendment No. 4 to (i) reduce the lender commitments under the Credit Agreement from $100 million to $50 million and (ii) to extend the maturity date to June 23, 2031.

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

As of June 30, 2026, the Company had a remaining borrowing capacity of $17.7 million, net of standby letters of credit, and had no outstanding debt obligations. As of June 30, 2026, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 18 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash provided by operating activities	$391.5	$221.3	$170.2
Net cash (used in) provided by investing activities	(235.5)	16.6	(252.1)
Net cash used in financing activities	(113.5)	(216.3)	102.8
Net increase in cash, cash equivalents, and restricted cash	42.5	21.7	20.8
Cash, cash equivalents, and restricted cash, beginning of year	88.5	70.3	18.2
Net exchange differences on cash, cash equivalents, and restricted cash	0.1	0.1	—
Cash, cash equivalents, and restricted cash, end of period	$131.1	$92.1	$39.0
Cash flows from operating activities
For the six months ended June 30, 2026, net cash provided by operating activities was $391.5 million compared to net cash provided by operating activities of $221.3 million for the six months ended June 30, 2025, an increase of $170.2 million primarily due to higher net income, year-over-year favorable changes in working capital of $101.0 million driven by higher partnership liabilities and deferred revenue, and an increase in non-cash adjustments to net income of $16.9 million driven primarily by higher deferred income tax expense.

Cash flows from investing activities
For the six months ended June 30, 2026 net cash used in investing activities was $235.5 million compared to net cash provided by investing activities of $16.6 million for the six months ended June 30, 2025, a decrease of $252.1 million. The change was primarily due to an increase in the net purchases of marketable securities of $245.0 million, an increase in capital expenditures of $4.9 million, partially offset by a decrease in proceeds from a divestiture of $2.7 million.

Cash flows from financing activities
For the six months ended June 30, 2026, net cash used in financing activities was $113.5 million compared to net cash used in financing activities of $216.3 million for the six months ended June 30, 2025, a decrease of $102.8 million. The change was primarily due to a decrease in the amounts used to repurchase Class A Common Stock of $125.1 million and a decrease in payments of dividends and distributions of $7.3 million, partially offset by an increase in payments of taxes on net settled stock-based awards of $15.4 million and higher TRA payments of $13.9 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of June 30, 2026, we had future minimum payments of $167.4 million, with $15.0 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of June 30, 2026, we had future minimum payments of $86 million.
We have commitments for future marketing expenditures to sports stadiums of $5.1 million as of June 30, 2026.

We are subject to certain minimum spend commitments of approximately $0.0 million over the next two years under service arrangements.
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
Interest Rate Risk

We had cash and cash equivalents of $128.2 million as of June 30, 2026. Cash and cash equivalents includes highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of June 30, 2026, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $831.0 million as of June 30, 2026. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $5.2 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and six months ended June 30, 2026.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the quarter ended June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended June 30, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities
During the six months ended June 30, 2026, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 2,449,104 shares of Class A Common Stock.
Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended June 30, 2026 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program[1]
April 1, 2026 - April 30, 2026	—	$—	—	$250.3
May 1, 2026 - May 31, 2026	—	$—	—	$250.3
June 1, 2026 - June 30, 2026	—	$—	—	$250.3
Total	—	$—	—
[1]Excludes commissions
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022, and increased on November 8, 2023, March 21, 2024, August 5, 2024, February 21, 2025, and February 25, 2026. The share repurchase program provides for the purchase by the Company of up to $600 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of June 30, 2026, $250.3 million remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Number of Shares to be Sold under the Plan[1]
Dennis Liu	Chief Accounting Officer	May 14, 2026	April 1, 2027	13,872

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
3.1
Fourth Amended and Restated Certificate of Incorporation of Clear Secure, Inc., dated June 10, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 10, 2026)

10.1	Amendment No. 1 to the Tax Receivable Agreement, dated April 7, 2026
10.2
Amendment No. 4, dated June 23, 2026, to the Credit Agreement, dated March 31, 2020, by and among Alclear Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 23, 2026).

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

CLEAR SECURE, INC.

Date:	August 5, 2026	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer

Date:	August 5, 2026	By:	/s/ Jennifer Hsu
Jennifer Hsu
Chief Financial Officer