Form 10-Q
period 2026-09-30
Clear Secure, Inc.
filed 2026-11-04
CIK 1856314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had the following outstanding shares of common stock as of October 30, 2026:

Class A Common Stock par value $0.00001 per share (the “Class A Common Stock”)	99,618,115
Class B Common Stock par value $0.00001 per share (the “Class B Common Stock”)	—
Class C Common Stock par value $0.00001 per share (the “Class C Common Stock”)	31,679,772
Class D Common Stock par value $0.00001 per share (the “Class D Common Stock”)	—

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,353	$85,734
Marketable securities	597,616	614,439
Accounts receivable	922	1,925
Prepaid revenue share fee	34,878	29,679
Prepaid expenses and other current assets	37,519	32,837
Total current assets	706,288	764,614
Property and equipment, net	62,362	59,331
Right of use asset, net	96,058	100,048
Intangible assets, net	2,431	2,753
Goodwill	62,684	62,684
Restricted cash	—	2,764
Other assets	332,659	311,198
Total assets	$1,262,482	$1,303,392
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,535	$7,156
Accrued liabilities	96,374	236,543
Deferred revenue	603,646	516,201
Total current liabilities	712,555	759,900
Other long term liabilities	419,445	339,107
Total liabilities	1,132,000	1,099,007
Commitments and contingencies (Note 16)
Class A Common Stock, $0.00001 par value - 1,000,000,000 shares authorized; 99,500,209 and 99,478,920 shares issued and outstanding, respectively, as of September 30, 2026 and 97,988,039 and 97,986,631 shares issued and outstanding, respectively, as of December 31, 2025	1	1
Class B Common Stock, $0.00001 par value - 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and 351,787 shares issued and outstanding as of December 31, 2025	—	—
Class C Common Stock, $0.00001 par value - 200,000,000 shares authorized; 31,779,772 shares issued and outstanding as of September 30, 2026 and 15,745,891 shares issued and outstanding as of December 31, 2025	—	—
Class D Common Stock, $0.00001 par value - 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and 19,130,246 shares issued and outstanding as of December 31, 2025	—	—
Accumulated other comprehensive (loss) income	(2,561)	840
Treasury stock at cost, 0 shares as of September 30, 2026 and December 31, 2025	—	—
Retained earnings	122,762	119,791
Additional paid-in capital	—	57,102
Total stockholders’ equity attributable to Clear Secure, Inc.	120,202	177,734
Non-controlling interests	10,280	26,651
Total stockholders’ equity	130,482	204,385
Total liabilities and stockholders’ equity	$1,262,482	$1,303,392

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$292,850	$229,193	$823,610	$660,028

Operating expenses:
Cost of revenue share fee	42,986	31,679	119,153	92,444
Cost of direct salaries and benefits	49,111	47,728	145,360	146,169
Research and development	20,330	17,996	57,553	55,224
Sales and marketing	17,691	12,938	50,797	40,809
General and administrative	72,992	58,816	202,563	172,086
Depreciation and amortization	6,814	7,424	20,305	20,724
Operating income	82,926	52,612	227,879	132,572

Other income (expense):
Interest income, net	8,914	6,622	23,607	18,580
Other income (expense), net	1,274	1,641	3,728	(1,966)
Income before tax	93,114	60,875	255,214	149,186
Income tax expense	(17,772)	(15,731)	(51,178)	(27,584)
Net income	75,342	45,144	204,036	121,602
Less: net income attributable to non-controlling interests	22,171	16,865	62,020	43,196
Net income attributable to Clear Secure, Inc.	$53,171	$28,279	$142,016	$78,406

Net income per share of Class A Common Stock and Class B Common Stock (Note 14)
Net income per common share basic, Class A	$0.53	$0.29	$1.41	$0.82
Net income per common share basic, Class B	$0.53	$0.29	$1.41	$0.82
Net income per common share diluted, Class A	$0.52	$0.29	$1.39	$0.81
Net income per common share diluted, Class B	$0.52	$0.29	$1.39	$0.81
Weighted-average shares of Class A Common Stock outstanding, basic	101,190,200	95,912,490	100,371,022	94,744,889
Weighted-average shares of Class B Common Stock outstanding, basic	1,650	503,961	152,473	597,245
Weighted-average shares of Class A Common Stock outstanding, diluted	102,717,080	97,832,791	102,230,200	96,465,599
Weighted-average shares of Class B Common Stock outstanding, diluted	1,650	503,961	152,473	597,245

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$75,342	$45,144	$204,036	$121,602
Other comprehensive income (loss)
Currency translation	(30)	26	47	138
Unrealized gain (loss) on fair value of marketable securities	(2,357)	280	(4,564)	514
Total other comprehensive income (loss)	(2,387)	306	(4,517)	652
Comprehensive income	72,955	45,450	199,519	122,254
Less: comprehensive income attributable to non-controlling interests	21,592	16,950	60,904	43,383
Comprehensive income attributable to Clear Secure, Inc.	$51,363	$28,500	$138,615	$78,871

See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive income	Treasury Stock		Retained earnings	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Balance, January 1, 2026	97,986,631	$1	351,787	$—	15,745,891	$—	19,130,246	$—	$57,102	$840	—	$—	$119,791	$177,734	$26,651	$204,385
Net income	—	—	—	—	—	—	—	—	—	—	—	—	38,795	38,795	17,589	56,384
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,155)	—	—	—	(1,155)	(395)	(1,550)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,628	—	—	—	—	8,628	2,939	11,567
Net share settlements of stock-based awards	371,788	—	—	—	—	—	—	—	(9,371)	—	—	—	—	(9,371)	(3,874)	(13,245)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,948)	(4,948)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,708)	(6,708)
Exchange of shares	2,179,104	—	(200,000)	—	(1,479,104)	—	(500,000)	—	2,708	—	—	—	—	2,708	(2,708)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(15,064)	(15,064)	—	(15,064)
Special Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(20,105)	(20,105)		(20,105)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	4,156	—	—	—	—	4,156		4,156
Repurchase and retirement of Class A Common Stock	(39,901)	—	—	—	—	—	—	—	(978)	—	—	—	—	(978)	(260)	(1,238)
Balance, March 31, 2026	100,497,622	$1	151,787	$—	14,266,787	$—	18,630,246	$—	$62,245	$(315)	—	$—	$123,417	$185,348	$28,286	$213,634
Net income	—	—	—	—	—	—	—	—	—	—	—	—	50,050	50,050	22,260	72,310
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(438)	—	—	—	(438)	(142)	(580)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	8,588	—	—	—	—	8,588	2,776	11,364
Net share settlements of stock-based awards	1,173,006	—	—	—	—	—	—	—	(23,105)	—	—	—	—	(23,105)	(8,419)	(31,524)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,927)	(4,927)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,748)	(2,748)
Exchange of shares	270,000	—	—	—	(20,000)	—	(250,000)	—	166	—	—	—	—	166	(166)	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(15,117)	(15,117)	—	(15,117)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	751	—	—	—	—	751	—	751
Repurchase and retirement of Class A Common Stock	—	—	—	—		—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2026	101,940,628	$1	151,787	$—	14,246,787	$—	18,380,246	$—	$48,645	$(753)	—	$—	$158,350	$206,243	$36,920	$243,163

Balance, June 30, 2026	101,940,628	$1	151,787	$—	14,246,787	$—	18,380,246	$—	$48,645	$(753)	—	$—	$158,350	$206,243	$36,920	$243,163
Net income	—	—	—	—	—	—	—	—	—	—	—	—	53,171	53,171	22,171	75,342
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,808)	—	—	—	(1,808)	(579)	(2,387)
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	10,521	—	—	—	—	10,521	3,360	13,881
Net share settlements of stock-based awards	238,516	—	—	—	—	—	—	—	(5,420)	—	—	—	—	(5,420)	(1,729)	(7,149)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,759)	(4,759)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,705)	(3,705)
Conversion of shares	151,787	—	(151,787)	—	18,380,246	—	(18,380,246)	—	—	—	—	—	—	—		—
Exchange of shares	847,261	—	—	—	(847,261)	—	—	—	(5)	—	—	—	—	(5)	5	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(15,077)	(15,077)	—	(15,077)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	2,120	—	—	—	—	2,120	—	2,120
Repurchase and retirement of Class A Common Stock	(3,699,272)	—	—	—	—	—	—	—	(55,861)	—	—	—	(73,682)	(129,543)	(41,404)	(170,947)
Balance, September 30, 2026	99,478,920	$1	—	$—	31,779,772	$—	—	$—	$—	$(2,561)	—	$—	$122,762	$120,202	$10,280	$130,482
See notes to condensed consolidated financial statements

	Class A		Class B		Class C		Class D		Additional paid in capital	Accumulated other comprehensive loss	Treasury Stock		Retained Earnings	Total stockholders’ equity attributable to Clear Secure, Inc.	Non-controlling interest	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Number of shares	Amount
Balance, January 1, 2025	96,794,826	$1	677,234	$—	15,287,620	$—	24,896,690	$—	$114,231	$343	—	$—	$83,778	$198,353	$39,587	$237,940
Net income	—	—	—	—	—	—	—	—	—	—	—	—	25,405	25,405	13,178	38,583
Other comprehensive income	—	—	—	—	—	—	—	—	—	179	—	—	—	179	75	254
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	5,635	—	—	—	—	5,635	2,368	8,003
Net share settlements of stock-based awards	318,367	—	—	—	—	—	—	—	(1,690)	—	—	—	—	(1,690)	(931)	(2,621)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	(5,011)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,637)	(11,637)
Exchange of shares	90,950	—	—	—	(90,950)	—	—	—	45	—	—	—	—	45	(45)	—
Dividends	—	—	—	—		—	—	—	—	—	—	—	(11,720)	(11,720)		(11,720)
Special Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(25,316)	(25,316)		(25,316)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	173	—	—	—	—	173	—	173
Repurchase and retirement of Class A Common Stock	(4,267,758)	—	—	—	—	—	—	—	(74,374)	—	—	—	—	(74,374)	(28,286)	(102,660)
Balance, March 31, 2025	92,936,385	$1	677,234	$—	15,196,670	$—	24,896,690	$—	$44,020	$522	—	$—	$72,147	$116,690	$9,298	$125,988
Net income	—	—	—	—	—	—	—	—	—	—	—	—	24,722	24,722	13,153	37,875
Other comprehensive income	—	—	—	—	—	—	—	—	—	65	—	—	—	65	27	92
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	7,340	—	—	—	—	7,340	3,071	10,411
Net share settlements of stock-based awards	200,002	—	—	—	—	—	—	—	(1,343)	—	—	—	—	(1,343)	(975)	(2,318)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,828)	(4,828)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,253)	(6,253)
Exchange of shares	1,675,447	—	(125,447)	—	3,716,444	—	(5,266,444)	—	2,437	—	—	—	—	2,437	(2,437)	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(11,782)	(11,782)	—	(11,782)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	1,915	—	—	—	—	1,915	—	1,915
Repurchase and retirement of Class A Common Stock	(1,026,840)	—	—	—		—	—	—	(18,705)	—	—	—	—	(18,705)	(5,707)	(24,412)
Balance, June 30, 2025	93,784,994	$1	551,787	$—	18,913,114	$—	19,630,246	$—	$35,664	$587	—	$—	$85,087	$121,339	$5,349	$126,688

Balance, June 30, 2025	93,784,994	$1	551,787	$—	18,913,114	$—	19,630,246	$—	$35,664	$587	—	$—	$85,087	$121,339	$5,349	$126,688
Net income	—	—	—	—	—	—	—	—	—	—	—	—	28,279	28,279	16,865	45,144
Other comprehensive income	—	—	—	—	—	—	—	—	—	221	—	—	—	221	85	306
Equity-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	7,093	—	—	—	—	7,093	2,740	9,833
Net share settlements of stock-based awards	241,344	—	—	—	—	—	—	—	(4,081)	—	—	—	—	(4,081)	(1,861)	(5,942)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,471)	(4,471)
Tax distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,208	1,208
Exchange of shares	3,167,223	—	(200,000)	—	(2,967,223)	—		—	2,686	—	—	—	—	2,686	(2,686)	—
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(12,119)	(12,119)	—	(12,119)
Tax Receivable Agreement and related changes to deferred tax assets associated with adjustments in tax basis	—	—	—	—	—	—	—	—	4,627	—	—	—	—	4,627	—	4,627
Repurchase and retirement of Class A Common Stock	—	—	—	—	—	—	—	—	524	—	—	—	—	524	203	727
Balance, September 30, 2025	97,193,561	$1	351,787	$—	15,945,891	$—	19,630,246	$—	$46,513	$808	—	$—	$101,247	$148,569	$17,432	$166,001
See notes to condensed consolidated financial statements

CLEAR SECURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$204,036	$121,602
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation of property and equipment	19,980	17,529
Amortization of intangible assets	325	3,195
Noncash lease expense	4,776	4,759
Impairment of strategic investment	—	4,719
Equity-based compensation	36,075	27,674
Deferred income tax	28,557	19,306
Amortization of revolver loan costs	82	99
Gain on divestiture of a business	—	(635)
Premium amortization and (discount accretion), net on marketable securities	(1,516)	(744)
Changes in operating assets and liabilities:
Accounts receivable	1,003	(1,285)
Prepaid expenses and other assets	(3,951)	(500)
Prepaid revenue share fee	(5,198)	(1,842)
Accounts payable	5,366	(6,160)
Accrued and other long term liabilities	(79,572)	(36,147)
Deferred revenue	87,445	30,046
Operating lease liabilities	(4,450)	(7,584)
Net cash provided by operating activities	$292,958	$174,032

Investing activities:
Purchases of marketable securities	(663,544)	(475,971)
Sales of marketable securities	676,249	565,072
Proceeds from divestiture	—	2,700
Purchase of strategic investment	—	(514)
Purchases of property and equipment	(22,319)	(18,318)
Net cash (used in) provided by investing activities	$(9,614)	$72,969

Financing activities:
Repurchase of Class A Common Stock	(172,185)	(126,345)
Payment of dividend	(45,258)	(35,621)
Payment of special dividend	(20,105)	(25,316)
Distributions to members	(14,634)	(14,310)
Tax distribution to members	(17,857)	(26,096)
Payment of taxes on net settled stock-based awards	(51,918)	(10,881)
Debt issuance costs	(325)	—
Payments under tax receivable agreements	(14,254)	(334)
Net cash used in financing activities	$(336,536)	$(238,903)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(53,192)	8,098
Cash, cash equivalents, and restricted cash, beginning of period	88,498	70,348
Exchange rate effect on cash and cash equivalents, and restricted cash	47	85
Cash, cash equivalents, and restricted cash, end of period	$35,353	$78,531

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$35,353	$75,766
Restricted cash	—	2,765
Total cash, cash equivalents, and restricted cash	$35,353	$78,531
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

The Company operates a secure identity network under the brand name CLEAR primarily in the United States. CLEAR's current offerings in the CLEAR Travel portfolio include: CLEAR+, a consumer travel subscription service, which enables access to predictable and fast experiences through dedicated entry lanes in airport security checkpoints within our nationwide network of 63 airports (as of the date of this filing); TSA PreCheck® Enrollment Provided by CLEAR at 63 airports and 285 retail locations (as of the date of this filing); premium services such as CLEAR Concierge; other travel benefits such as expedited passport services; the free CLEAR app which helps travelers plan their trip Home to Gate; and other mobile-first identity solutions such as CLEAR ID. In addition, CLEAR1 is our business to business (“B2B”) multi-layered identity verification solution. We combine biometric, document and device signals with verified data sources to ensure users are who they claim to be. Our B2B partners can select which verification layers to deploy, based on their specific security requirements, risk tolerance and user experience goals. We partner with a breadth of organizations, with a particular focus on Healthcare, Workforce and Governmental organizations where high fidelity identity security is paramount to their operational success. Our scaled Member base and comprehensive secure identity platform underpin our CLEAR Travel and CLEAR1 businesses, maximizing security and minimizing friction for consumers and our enterprise partners.
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

These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company has one operating and reportable segment. See Note 19 for more information.
Recently Adopted Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2025, within these condensed consolidated financial statements. There was no material impact as a result. There are no newly issued standards since December 31, 2025 which require adoption in the nine months ended September 30, 2026.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
3. Revenue
The Company derives substantially all of its revenue from subscriptions to its consumer aviation service, CLEAR+. For the three and nine months ended September 30, 2026 and 2025, no individual airport accounted for more than 10% of membership revenue.
Revenue by Geography
For the three and nine months ended September 30, 2026 and 2025, substantially all of the Company’s revenue was generated in the United States.
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided that will be earned within the next twelve months. The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2026.

2026
Balance as of January 1	$516,201
Deferral of revenue	864,895
Recognition of deferred revenue	(777,450)
Balance as of September 30	$603,646
The Company has obligations for refunds and other similar items of $6,567 as of September 30, 2026 recorded within accrued liabilities.

During the nine months ended September 30, 2026 and 2025, the Company recognized $472,320 and $404,004, respectively, of revenue which was included in the opening deferred revenue balances.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Prepaid software licenses	$16,884	$16,663
Prepaid insurance costs	3,378	2,533
Other current assets	17,257	13,641
Total	$37,519	$32,837
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
The contractual maturities of investments classified as marketable securities are as follows:

	September 30, 2026	December 31, 2025
Due within 1 year	$275,134	$416,764
Due within 2 years	322,482	197,675
Total marketable securities	$597,616	$614,439
The following tables represent the amortized cost, gross unrealized gains and losses, and fair market value of the Company’s marketable securities by significant investment category in addition to their fair value level at September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level
Commercial paper	$32,601	$—	$(84)	$32,517	2
U.S. Treasuries	140,197	—	(1,080)	139,117	1
Corporate bonds	394,805	10	(3,617)	391,198	2
Money market funds measured at NAV (a)	34,784	—	—	34,784	N/A
Total marketable securities	$602,387	$10	$(4,781)	$597,616

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
Of the total marketable securities held at fair value as of September 30, 2026, $49 were in a continuous unrealized loss position for 12 months or longer. The Company had no continuous unrealized loss positions in relation to marketable securities as of September 30, 2026 or December 31, 2025 that were as a result of credit deterioration. For the periods presented the Company does not intend to nor will it be required to sell any securities before recovery of their amortized cost bases.

For certain other financial instruments, including accounts receivable, accounts payable, accrued liabilities, as well as other current liabilities, the carrying amounts approximate the fair value of such instruments due to the short maturity of these balances.
6. Property and Equipment, net
Property and equipment as of September 30, 2026 and December 31, 2025 consist of the following:

	Depreciation Period in Years	September 30, 2026	December 31, 2025
Internally developed software	3 - 5	$78,320	$73,994
Acquired software	3	6,441	6,441
Equipment	5	79,033	61,860
Leasehold improvements	1 - 15	8,120	8,120
Furniture and fixtures	5	18,163	16,434
Construction in progress		6,733	7,398
Total property and equipment, cost		196,810	174,247
Less: accumulated depreciation		(134,448)	(114,916)
Total property and equipment, net		$62,362	$59,331
Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2026 and 2025 was $6,714 and $6,387, respectively, and $19,980 and $17,529 for the nine months ended September 30, 2026 and 2025, respectively.
During the three months ended September 30, 2026 and 2025, $2,649 and $1,685, respectively, were capitalized in connection with internally developed software inclusive of $206 and $250 of equity-based compensation, respectively. During the nine months ended September 30, 2026 and 2025, $7,260 and $4,027, respectively, were capitalized in connection with internally developed software inclusive of $737 and $572 of equity-based compensation, respectively.
Amortization expense on internally developed software was $2,680 and $3,408 for the three months ended September 30, 2026 and 2025, respectively, and $8,101 and $9,870 for the nine months ended September 30, 2026 and 2025, respectively.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During the three and nine months ended September 30, 2026 and 2025, the Company recognized no impairment charges related to its property and equipment, net.
Purchases of property and equipment with unpaid costs in accounts payable and accrued liabilities as of September 30, 2026 were $322 and $1,071, respectively, and $1,303 and $108 as of September 30, 2025, respectively.
7. Leases
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2026 and 2025 was $3,510 and $3,511, respectively, and $10,533 and $12,318 for the nine months ended September 30, 2026 and 2025, respectively. The Company had $445 sublease income for both the three months ended September 30, 2026 and 2025, and $1,333 sublease income for both the nine months ended September 30, 2026 and 2025.
8. Intangible Assets, net
See below for Intangible assets, net as of September 30, 2026 and December 31, 2025:

	Weighted Average Useful Life in Years	September 30, 2026	December 31, 2025
Patents	20.0	$2,520	$2,518
Acquired intangibles - technology	3.0	3,830	3,830
Acquired intangibles - customer relationships	5.7	15,770	15,770
Acquired intangibles - brand names	3.4	400	400
Indefinite lived intangible assets		310	310
Total intangible assets, cost		22,830	22,828
Less: accumulated amortization		(20,399)	(20,075)
Intangible assets, net		$2,431	$2,753
Amortization expense on intangible assets for the three months ended September 30, 2026 and 2025 was $100 and $1,037, respectively, and $325 and $3,195 for the nine months ended September 30, 2026 and 2025, respectively. The Company did not recognize any impairment charges on intangible assets, net for any periods presented.
9. Restricted Cash
As of September 30, 2026 and December 31, 2025, the Company maintained bank deposits of $0 and $2,764, respectively, which were primarily pledged as collateral for long-term letters of credit issued in favor of airports, in connection with the Company’s obligations under revenue share agreements. During the three months ended September 30, 2026, these commitments were transferred to the Company’s revolving credit facility. See Note 18 for further information on the Company’s credit agreement.
10. Other Assets
Other assets consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Coronavirus aid, relief, and economic security act retention credit	1,002	1,002
Strategic investment	2,795	2,795
Deferred tax asset (See Note 15)	324,553	305,128
Other long-term assets	4,309	2,273
Total	$332,659	$311,198

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During the three and nine months ended September 30, 2026, there were no fair value adjustments recorded by the Company in relation to its strategic investment. During the nine months ended September 30, 2025, the Company recorded an impairment of $4.7 million in relation to its strategic investment due to a fair value adjustment.
11. Accrued Liabilities and Other Long Term Liabilities
Accrued liabilities consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$17,079	$20,292
Accrued partnership liabilities - short term	25,521	163,391
Lease liability	6,135	5,515
Tax receivable agreement liability - short term (See Note 15)	11,837	14,933
Other accrued liabilities	35,802	32,412
Total	$96,374	$236,543

The Company’s accrued partnership liabilities primarily relate to its obligation to fund a portion of merchant credit card benefits. The Company expects to settle a portion of these liabilities within the next twelve months and the remainder thereafter.

Other long term liabilities consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Lease liability	102,526	106,808
Accrued partnership liabilities - long term	58,118	—
Tax receivable agreement liability - long term (See Note 15)	255,949	229,791
Other long term liabilities	2,852	2,508
Total	$419,445	$339,107

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

Share Repurchases

During the nine months ended September 30, 2026, the Company repurchased and retired 3,739,173 shares of its Class A Common Stock for $172,185 at an average price of $46.05. As of September 30, 2026, $79,397 remained available under the repurchase authorization.

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
Special and Quarterly Dividends
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the nine months ended September 30, 2026 and 2025:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	May 6, 2025	June 10, 2025	June 17, 2025	$0.125
Quarterly	August 5, 2025	September 10, 2025	September 17, 2025	$0.125
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	$0.150
Quarterly	May 6, 2026	June 10, 2026	June 24, 2026	$0.150
Quarterly	August 5, 2026	September 10, 2026	September 24, 2026	$0.150
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270
Special	February 25, 2026	March 10, 2026	March 24, 2026	$0.200

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Non-Controlling Interest
The non-controlling interest balance represents the economic interest in Alclear held by our founder, Caryn Seidman Becker (the “Founder”), and members of Alclear. The non-controlling interest holders have the right to exchange Alclear Units, together with a corresponding number of shares of Class C Common Stock for Class A Common Stock or Class D Common Stock for Class B Common Stock. As such, exchanges by non-controlling interest holders will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase Class A Common Stock or B Common Stock and additional paid-in-capital for the Company. Upon the issuance of shares of Class A Common Stock or B Common Stock, Alclear issues a proportionate number of Alclear Units in conjunction with the terms of the Company’s reorganization. On July 2, 2026, pursuant to the sunset provisions described in the Company’s prospectus and set forth in the Company’s Fourth Amended and Restated Certificate of Incorporation, 151,787 shares of Class B Common Stock and 18,380,246 shares of Class D Common Stock automatically converted on a one-for-one basis into Class A Common Stock and Class C Common Stock, respectively. Following the automatic conversion, there were no outstanding shares of Class B Common Stock and Class D Common Stock.
During the nine months ended September 30, 2026, the Company issued 3,448,152 shares of Class A Common Stock in connection with exchanges of Class C Common Stock or Class D Common Stock, including those issued in connection with the conversion of Class B Common Stock.
The non-controlling interest ownership percentage declined from 26.18% as of December 31, 2025 to 24.21% as of September 30, 2026.
13. Incentive Plans
2021 Omnibus Incentive Plan
The Clear Secure, Inc. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”) became effective on June 29, 2021 to provide grants of equity-based awards to the employees, consultants, and directors of the Company and its affiliates.
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

Restricted Stock Units
RSUs are subject to both service-based and, in some cases, performance-based vesting conditions. RSUs will vest on a specified date, provided the applicable service (generally three years) and, if applicable, when certain performance conditions are probable of satisfaction. The RSUs with performance-based vesting conditions are generally subject to long-term bookings and liquidity performance hurdles. The Company measures the fair value of RSUs at the grant date and recognizes compensation expense over the requisite service period on a straight-line basis. For awards with performance-based vesting conditions, compensation expense is recognized only if achievement of the applicable performance conditions is probable.
The following is a summary of activity related to the RSUs associated with compensation arrangements during the nine months ended September 30, 2026:

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested balance as of January 1, 2026	4,357,412	$23.31
Granted	2,074,983	46.04
Vested	(1,264,771)	22.95
Forfeited	(953,657)	27.50
Unvested balance as of September 30, 2026	4,213,967	$33.68
The following is a schedule of the expected vesting period for unvested RSUs as of September 30, 2026:

Unvested RSUs
Expected to vest within 1 year	1,493,856
Expected to vest between 1 to 2 years	1,666,455
Expected to vest between 2 to 3 years	1,053,656
Unvested balance as of September 30, 2026	4,213,967
Below is the compensation expense recognized related to the RSUs within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of direct salaries and benefits	$109	$148	$363	$382
Research and development	3,439	3,367	9,216	9,723
Sales and marketing	325	(11)	842	401
General and administrative	9,803	6,079	25,654	15,153
Total	$13,676	$9,583	$36,075	$25,659
The total fair value of RSUs vested during the nine months ended September 30, 2026 was $60,031. As of September 30, 2026, estimated unrecognized expense for RSUs that are probable of vesting was $111,273 with such expense to be recognized over a weighted-average period of approximately 2.19 years.

Founder PSUs

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
During June 2021, the Company established a long-term incentive compensation plan for our co-founders, Caryn Seidman Becker and Kenneth Cornick, which consists of performance restricted stock-unit awards (the “Founder PSUs”), that settled in shares of Class A Common Stock pursuant to the 2021 Omnibus Incentive Plan, subject to the satisfaction of both service and market based vesting conditions.
The grant date fair value for the Founder PSUs was determined by a Monte Carlo simulation and discounted by the risk-free rate on the grant date and an expected volatility of 45%. The Founder PSUs were estimated to vest over a five year period, based on the achievement of specified price hurdles of the Company’s Class A Common Stock. The specified price hurdles of the Company’s Class A Common Stock were measured on the volume-weighted average price per share for the trailing days during any 180 day period that ends within the applicable measurement period. In June 2021, the Company granted 4,208,617 Founder PSUs. In June 2026, the first stock price hurdle was achieved and 1,402,871 Founder PSUs vested at a fair market value of $77,396. As a result, 959,396 shares were issued, net of 443,475 shares withheld to satisfy employee tax withholding obligations, as applicable. In July 2026, an additional 133,286 Founder PSUs vested on a pro-rated basis pursuant to the straight-line interpolation provisions of the awards, as the Company’s stock price exceeded the first price hurdle but did not fully achieve the second price hurdle. The vested Founder PSUs were settled through the issuance of 91,151 shares of Class A Common Stock, net of 42,135 shares withheld to satisfy applicable tax withholding obligations. By their terms, all unvested Founder PSUs remaining after the final vesting on July 2, 2026 were forfeited on the same date.

The Company recorded the expense related to the Founder PSU awards within general and administrative in the condensed statements of operations, and as of December 31, 2025, there was no unrecognized expense remaining for Founder PSUs.
Below is a summary of total compensation expense recorded in relation to the Company’s incentive plans within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	13,676	9,583	36,075	25,659
Founder PSUs	—	—	—	2,015
Total	$13,676	$9,583	$36,075	$27,674

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of direct salaries and benefits	$109	$148	$363	$382
Research and development	3,439	3,367	9,216	9,723
Sales and marketing	325	(11)	842	401
General and administrative	9,803	6,079	25,654	17,168
Total	$13,676	$9,583	$36,075	$27,674

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
14. Net Income per Common Share
Below is the calculation of basic and diluted net income per common share:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$53,170	$1	$28,131	$148
Weighted-average number of shares outstanding, basic	101,190,200	1,650	95,912,490	503,961
Net income per common share, basic:	$0.53	$0.53	$0.29	$0.29
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$53,170	$1	$28,131	$148
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	96	—	75	(3)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	53,266	1	28,206	145
Weighted-average number of shares outstanding used to calculate net income per common share, basic	101,190,200	1,650	95,912,490	503,961
Effect of dilutive shares	1,526,880	—	1,920,301	—
Weighted-average number of shares outstanding, diluted	102,717,080	1,650	97,832,791	503,961
Net income per common share, diluted:	$0.52	$0.52	$0.29	$0.29

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic:
Net income attributable to Clear Secure, Inc.	$141,801	$215	$77,915	$491
Weighted-average number of shares outstanding, basic	100,371,022	152,473	94,744,889	597,245
Net income per common share, basic:	$1.41	$1.41	$0.82	$0.82
Diluted:
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, basic	$141,801	$215	$77,913	$491
Add: reallocation of net income to Clear Secure, Inc. to reflect dilutive impact	657	(3)	342	(6)
Net income attributable to Clear Secure, Inc. used to calculate net income per common share, diluted	142,458	212	78,255	485
Weighted-average number of shares outstanding used to calculate net income per common share, basic	100,371,022	152,473	94,744,889	597,245
Effect of dilutive shares	1,859,178	—	1,720,710	—
Weighted-average number of shares outstanding, diluted	102,230,200	152,473	96,465,599	597,245
Net income per common share, diluted:	$1.39	$1.39	$0.81	$0.81

After evaluating the potential dilutive effect under the if-converted method, the outstanding Alclear Units for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.

The following tables present potentially dilutive securities excluded from the computations of diluted earnings per share of Class A and Class B Common Stock for the three and nine months ended September 30, 2026 and 2025:

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)

	Three and Nine Months Ended September 30, 2026
	Class A	Class B
Exchangeable Alclear Units	31,779,772	—
RSUs	105,342	—
Total	31,885,114	—

	Three and Nine Months Ended September 30, 2025
	Class A	Class B
Exchangeable Alclear Units	15,945,891	19,630,246
RSUs	85,314	—
Total	16,031,205	19,630,246

For both the three and nine months ended September 30, 2026, the Company has excluded 893,234 potentially dilutive shares from the tables above as they had performance conditions that were not achieved as of the end of the periods above.
15. Income Taxes
The Company is the sole managing member of Alclear, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Alclear is generally not subject to U.S. federal and most state and local income taxes. Any taxable income or loss generated by Alclear is passed through to and included in the taxable income or loss of its members, including Clear Secure Inc., on a pro rata basis. The Company is subject to U.S. federal income taxes in the U.S. and its territories, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Alclear, as well as any stand-alone income or loss generated by the Company. The Company is also subject to income taxes in Israel, Argentina, and Mexico.

The Company reported a tax expense of $17,772 on a pretax income of $93,114 for the three months ended September 30, 2026 as compared to a tax expense of $15,731 on a pretax income of $60,875 for the three months ended September 30, 2025. This resulted in an effective tax rate of 19.1% for the three months ended September 30, 2026 as compared to 25.8% for the three months ended September 30, 2025. The Company reported a tax expense of $51,178 on a pretax income of $255,214 for the nine months ended September 30, 2026, as compared to a tax expense of $27,584 on a pretax income of $149,186 for the nine months ended September 30, 2025. This resulted in an effective tax rate of 20.1% for the nine months ended September 30, 2026 as compared to 18.5% for the nine months ended September 30, 2025. The Company's effective tax rate differs from the statutory rate primarily due to the following: (1) the impact of Alclear being a partnership and allocating its taxable results to its non-controlling members, (2) impact of state and foreign taxes, and (3) movement in valuation allowance. The Company paid $10,661 and $27,738 in estimated income taxes for the three and nine months ended September 30, 2026, respectively.
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

During the nine months ended September 30, 2026, the Company repurchased 3,739,173 shares of its Class A Common Stock. However, there was no excise tax as of September 30, 2026 because the stock issuances were in excess of repurchases.
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

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
The Act lowered the Company’s cash taxes paid for the three months ended September 30, 2025, permitting the Company to accelerate the deductions noted here.

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

During the nine months ended September 30, 2026, the Company issued 3,296,365 shares of Class A Common Stock to certain non-controlling interest holders who exchanged their Alclear Units. Refer to Note 12 for further details. These exchanges resulted in a tax basis increase subject to the provisions of the TRA. The recognition of the Company’s liability under the TRA mirrors the recognition related to its deferred tax assets. As of September 30, 2026, the Company has recognized the deferred tax asset of $315,042 for the step-up in tax basis, as the asset is more-likely-than-not to be realized. As a result, the Company has determined the TRA liability is probable and therefore has recorded a tax receivable agreement liability of $267,786 of which $11,837 is expected to be paid within twelve months of September 30, 2026 and is recorded within accrued expenses in the accompanying balance sheet.

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

For the nine months ended September 30, 2026, Alclear paid tax distributions, including withholding taxes, of $17,857, to holders of Alclear Units other than Clear Secure, Inc. and the state tax authorities.

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
Commitments other than leases
The Company is subject to minimum spend commitments of $1,345 over the next two years under certain service arrangements.
In conjunction with the Company’s revenue share agreements with the airports, certain agreements contain minimum annual contracted fees. These future minimum payments are as follows as of September 30, 2026:

2026	$9,297
2027	37,474
2028	31,413
2029	14,019
2030	8,745
Thereafter	3,253
Total	$104,201
The Company has commitments for future marketing expenditures to sports stadiums of $4,344 through 2028. For the three months ended September 30, 2026 and 2025, marketing expenses related to sports stadiums were $731 and $1,057, respectively. For the nine months ended September 30, 2026 and 2025 marketing expenses related to sports stadiums were $2,649 and $3,804, respectively.
17. Employee Benefit Plan
The Company has a 401(k) retirement, savings and investment plan (the “401(k) Plan”). Participants make contributions to the 401(k) Plan in varying amounts, up to the maximum limits allowable under the Internal Revenue Code. For the three months ended September 30, 2026 and 2025, the Company recorded expense of $1,292 and $1,220, respectively, within the condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recorded expense of $3,887 and $3,820, respectively, within the condensed consolidated statements of operations.
18. Debt
In March 2020, the Company entered into a credit agreement for a three-year $50,000 revolving credit facility, with a group of lenders (the “Credit Agreement”). In April 2021, the Company entered into Amendment No. 1 to the Credit Agreement that increased the commitments under the revolving credit facility to $100,000, which extended the maturity date to March 31, 2024. The revolving credit facility includes a letter of credit sub-facility. In June 2023, the Company entered into Amendment No. 2 to the Credit Agreement to transition from London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate and to extend the maturity date to June 28, 2026. The Company incurred immaterial debt issuance costs in connection to Amendment No. 2 to the Credit Agreement. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35,000 to $50,000. In June 2026, the Company entered into Amendment No. 4 to (i) reduce the lender commitments under the Credit Agreement from $100,000 to $50,000 and (ii) extend the maturity date to June 23, 2031. The line of credit has not been drawn against as of September 30, 2026. Prepaid loan fees related to this facility are capitalized and amortized over the remaining term of the credit agreement. The balance expected to be amortized within twelve months from the balance sheet date is presented

CLEAR SECURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except for share and per share data, unless otherwise noted)
within Prepaid expenses and other current assets on the condensed consolidated balance sheets, while the long term portion is presented within Other assets in the condensed consolidated balance sheets.
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

As of September 30, 2026, the Company had a remaining borrowing capacity of $14,400, net of standby letters of credit, and had no outstanding debt obligations.
In addition, the Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. As of September 30, 2026, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement.
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

Total revenues and long-lived assets outside of the United States are immaterial for each of the three and nine months ended September 30, 2026 and 2025.
20. Subsequent Events

Quarterly Dividend

On November 4, 2026, the Company announced that its Board declared a quarterly dividend of $0.15 per share, payable on December 24, 2026 to holders of record of Class A Common Stock as of the close of business on December 10, 2026 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly dividend exceeds the Company's current and accumulated earnings and profits, a portion of such dividend may be deemed a return of capital to the holders of our Class A Common Stock, as applicable.

Share Repurchases
On November 4, 2026, the Company announced that its Board authorized a $175,000 increase to its existing Class A Common Stock share repurchase program, resulting in an aggregate remaining authorization of approximately $254,400. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.

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

Key Performance Indicators
To evaluate performance of the business, we utilize a variety of performance measures. These key measures include Total Bookings, Total CLEAR Members, and Active CLEAR+ Members.

Total Bookings
Total Bookings represent our total revenue plus the change in deferred revenue during the period. Total Bookings in any particular period reflect sales to new and renewing CLEAR+ subscribers plus any accrued billings to partners. Management believes that Total Bookings is an important measure of the current health and growth of the business and views it as a leading indicator.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total Bookings (in millions)	$323.5	$260.1	$63.4	24%	$911.1	$690.2	$220.9	32%
Total Bookings increased by $63.4 million, or 24%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
Total Bookings increased by $220.9 million, or 32%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by growth in Active CLEAR+ Members as well as price increases.
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

	As of September 30,
	2026	2025	Change	% Change
Total CLEAR Members (in thousands)	46,741	35,751	10,990	31%
Total CLEAR Members were 46,741 as of September 30, 2026 and 35,751 as of September 30, 2025, which represented a 31% increase. The year-over-year increase was driven by CLEAR1 and CLEAR+ Member enrollments.
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

	As of September 30,
	2026	2025	Change	% Change
Active CLEAR+ Members (in thousands)	8,474	7,399	1,075	15%

Active CLEAR+ Members were 8,474 as of September 30, 2026 and 7,399 as of September 30, 2025, which represented a 15% increase, driven by new Members added through new and existing airports as well as partner and organic channels.

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

Free Cash Flow

We define Free Cash Flow as net cash (used in) provided by operating activities adjusted for purchases of property and equipment. We believe Free Cash Flow provides useful information to management and investors about the Company’s liquidity and cash flow trends. With regards to our CLEAR+ subscription service, we generally collect cash from our Members upfront for annual subscriptions. As a result, when the business is growing Free Cash Flow can be a real time indicator of the current trajectory of the business.
See below for reconciliations of these non-GAAP financial measures to their most comparable GAAP measures.

Reconciliation of Net Income to Adjusted EBITDA and Net Income Margin to Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$75,342	$45,144	$204,036	$121,602
Income tax expense	17,772	15,731	51,178	27,584
Interest (income), net	(8,914)	(6,622)	(23,607)	(18,580)
Other (income) expense, net	(829)	(1,197)	(2,393)	3,307
Depreciation and amortization	6,814	7,424	20,305	20,724
Equity-based compensation expense	13,676	9,583	36,075	27,674
Adjusted EBITDA	$103,861	$70,063	$285,594	$182,311

Revenue	$292,850	$229,193	$823,610	$660,028
Net income Margin	25.7%	19.7%	24.8%	18.4%
Adjusted EBITDA Margin	35.5%	30.6%	34.7%	27.6%
Reconciliation of Net Cash (Used in) Provided by Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net cash (used in) provided by operating activities	$(98,565)	$(47,299)	$292,958	$174,032
Purchases of property and equipment	(5,260)	(6,171)	(22,319)	(18,318)
Free Cash Flow	$(103,825)	$(53,470)	$270,639	$155,714
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

Comparison of the three and nine months ended September 30, 2026 and 2025 (in millions)1:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$292.9	$229.2	$63.7	28%
Operating expenses:
Cost of revenue share fee	43.0	31.7	11.3	36%
Cost of direct salaries and benefits	49.1	47.7	1.4	3%
Research and development	20.3	18.0	2.3	13%
Sales and marketing	17.7	12.9	4.8	37%
General and administrative	73.0	58.8	14.2	24%
Depreciation and amortization	6.8	7.4	(0.6)	(8)%
Operating income	82.9	52.6	30.3	58%
Other income (expense)
Interest income, net	8.9	6.6	2.3	35%
Other income, net	1.3	1.6	(0.4)	(22)%
Income before tax	93.1	60.9	32.2	53%
Income tax expense	(17.8)	(15.7)	(2.0)	13%
Net income	$75.3	$45.1	$30.2	67%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$823.6	$660.0	$163.6	25%
Operating expenses:
Cost of revenue share fee	119.2	92.4	26.7	29%
Cost of direct salaries and benefits	145.4	146.2	(0.9)	(1)%
Research and development	57.6	55.2	2.3	4%
Sales and marketing	50.8	40.8	10.1	24%
General and administrative	202.6	172.1	30.5	18%
Depreciation and amortization	20.3	20.7	(0.4)	(2)%
Operating income	227.9	132.6	95.3	72%
Other income (expense)
Interest income, net	23.6	18.6	5.0	27%
Other income (expense), net	3.7	(2.0)	5.7	(290)%
Income before tax	255.2	149.2	106.0	71%
Income tax expense	(51.2)	(27.6)	(23.6)	86%
Net income	$204.0	$121.6	$82.4	68%
1 Note certain numbers in these tables and accompanying discussion do not foot due to rounding differences

Information about our operating results for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is set forth below:

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$292.9	$229.2	$63.7	28%	$823.6	$660.0	$163.6	25%

Revenue increased by $63.7 million, or 28%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was primarily due to a 15% increase in the number of Active CLEAR+ Members as of September 30, 2026 compared to September 30, 2025 and increases to the price of CLEAR+ membership compared to the price as of September 30, 2025. Approximately 26% and 26% of paying CLEAR+ Members were on a family plan as of September 30, 2026 and 2025, respectively.

Revenue increased by $163.6 million, or 25%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was primarily due to a 15% increase in the number of Active CLEAR+ Members as of September 30, 2026 compared to September 30, 2025 and increases to the price of a CLEAR+ membership compared to the price as of September 30, 2025. Approximately 26% and 26% of paying CLEAR+ Members were on a family plan as of September 30, 2026 and 2025, respectively.
Cost of revenue share fee

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenue share fee	$43.0	$31.7	$11.3	36%	$119.2	$92.4	$26.7	29%
Cost of revenue share fee increased by $11.3 million, or 36%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was driven primarily by an increase of $1.5 million, or a 15% increase, in fixed airport fees and $9.8 million, or a 46% increase, in per Member fees.

Cost of revenue share fee increased by $26.7 million, or 29%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was driven primarily by an increase of $3.8 million, or a 13% increase, in fixed airport fees and $22.9 million, or a 37% increase, in per Member fees.
Cost of direct salaries and benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of direct salaries and benefits	$49.1	$47.7	$1.4	3%	$145.4	$146.2	$(0.9)	(1)%
Cost of direct salaries and benefits expenses increased by $1.4 million, or 3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was primarily due to increased employee compensation costs of $0.9 million and increased overhead costs of $0.3 million.
Cost of direct salaries and benefits expenses decreased by $0.9 million, or 1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was primarily due to a $3.4 million decrease in employee compensation costs partially offset by a $2.8 million increase in overhead costs.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$20.3	$18.0	$2.3	13%	$57.6	$55.2	$2.3	4%
Research and development expenses increased by $2.3 million, or 13%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was primarily due to $1.3 million of higher technology costs and $1.2 million of increased employee compensation costs, partially offset by a $0.3 million decrease in professional fees.
Research and development expenses increased by $2.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was primarily due to a $3.5 million increase in technology costs, partially offset by a $0.9 million decrease in professional fees and a $0.5 million decrease in employee compensation costs.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$17.7	$12.9	$4.8	37%	$50.8	$40.8	$10.1	24%
Sales and marketing expenses increased by $4.8 million, or 37%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was driven primarily by $3.4 million of higher marketing expense, $0.9 million of higher employee compensation costs, and a $0.6 million increase in commission expense.
Sales and marketing expenses increased by $10.1 million, or 24%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was driven primarily by $6.3 million of higher marketing expense and a $3.4 million increase in commission expense.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$73.0	$58.8	$14.2	24%	$202.6	$172.1	$30.5	18%
General and administrative expenses increased by $14.2 million, or 24%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was primarily driven by a $8.1 million increase in employee compensation costs primarily related to equity compensation costs, $3.4 million of higher professional fees, a $1.6 million increase in technology costs, and a $0.8 million increase in credit card fees due to higher Total Bookings.
General and administrative expenses increased by $30.5 million, or 18%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was primarily driven by a $16.8 million increase in employee compensation costs primarily related to equity compensation costs, a $6.4 million increase in credit card fees due to higher Total Bookings, $5.1 million of higher professional fees, and a $3.3 million increase in technology costs.

Interest income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income, net	$8.9	$6.6	$2.3	35%	$23.6	$18.6	$5.0	27%

Interest income, net increased by $2.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by higher average cash balances during the period for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Interest income, net increased by $5.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by higher average cash balances during the period for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income (expense), net	$1.3	$1.6	$(0.4)	(22)%	$3.7	$(2.0)	$5.7	(290)%

Other income, net decreased by $0.4 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily driven by lower impact from a change in blended tax rate.
Other income, net increased by $5.7 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by a change in blended tax rate and the impairment of $4.7 million to the Company’s strategic investment due to a fair value adjustment in the prior year.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense	$(17.8)	$(15.7)	$(2.0)	13%	$(51.2)	$(27.6)	$(23.6)	86%

Income tax expense increased by $2.0 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to higher pre-tax income, partially offset by a lower effective tax rate in 2026. The higher effective tax rate for the three months ended September 30, 2025 reflected tax expense related to valuation allowance and other deferred tax adjustments.

Income tax expense increased by $23.6 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was primarily due to higher pre-tax earnings, and a higher effective tax rate driven by an increase in Clear Secure, Inc.’s ownership percentage.
Liquidity and Capital Resources
Our operations have been financed primarily through cash flow from operating activities. As of September 30, 2026, we had cash and cash equivalents of $35.4 million and marketable securities of $597.6 million.
Historically, our principal uses of cash and cash equivalents have included funding our operations, capital expenditures, repurchases of members’ equity and more recently, business combinations and investments that enhance our strategic positioning. We may also use our cash and cash equivalents to repurchase our Class A Common Stock, pay cash dividends and distributions to our members. We plan to finance our operations, future stock repurchases, cash dividends and capital expenditures largely through cash generated from operations. We believe our existing cash and cash equivalents, marketable securities, cash provided by operations and the availability of additional funds under our Credit Agreement (as defined below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including payment of dividends, potential stock repurchases, and known commitments and contingencies as discussed below. We expect that future capital expenditure will generally relate to building enhancements to the functionality of our current platform, equipment, leasehold improvements and furniture and fixtures related to office expansion and relocation, and general corporate infrastructure.
Share Repurchases
On May 13, 2022, the Company's Board authorized a share repurchase program pursuant to which the Company may purchase up to $100 million of its Class A Common Stock, with subsequent increases to the repurchase program authorized by the Board in November 2023, March 2024, August 2024, February 2025, February 2026 and November 2026. Under the repurchase program, the Company may purchase shares of its Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. During the nine months ended September 30, 2026, the Company repurchased 3,739,173 shares for $172.2 million. The repurchased shares were retired. As of September 30, 2026 and November 4, 2026, $79.4 million and $254.4 million, respectively, remained available under the repurchase authorization.

Dividends
Below is a summary of the Company’s quarterly and special dividends declared and paid to holders of record of Class A Common Stock and Class B Common Stock during the nine months ended September 30, 2026 and 2025:

Dividend Type	Dividend Declaration Date	Record Date	Payment Date	Dividend per Share
Quarterly	February 21, 2025	March 10, 2025	March 18, 2025	$0.125
Quarterly	May 6, 2025	June 10, 2025	June 17, 2025	$0.125
Quarterly	August 5, 2025	September 10, 2025	September 17, 2025	$0.125
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	$0.150
Quarterly	May 6, 2026	June 10, 2026	June 24, 2026	$0.150
Quarterly	August 5, 2026	September 10, 2026	September 24, 2026	$0.150
Special	February 21, 2025	March 10, 2025	March 18, 2025	$0.270
Special	February 25, 2026	March 10, 2026	March 24, 2026	$0.200

On November 4, 2026, the Company announced that its Board declared a quarterly dividend of $0.15 per share, payable on December 24, 2026 to holders of record of Class A Common Stock as of the close of business on December 10, 2026 (the “Record Date”). The Company will fund the dividend from proportionate cash distributions by Alclear to all of its members as of the Record Date, including holders of non-controlling interests in Alclear and the Company.

To the extent the quarterly or special dividends exceed the Company's current and accumulated earnings and profits, a portion of such dividends may be deemed a return of capital to the holders of our Class A Common Stock or Class B Common Stock, as applicable.

Refer to our risks and uncertainties discussed under the heading "Forward-Looking Statements" and in Part II. Item 1A. "Risk Factors."
Credit Agreement
On March 31, 2020, we entered into a credit agreement (as amended, restated or otherwise modified, the “Credit Agreement”) for a three-year $50 million revolving credit facility with a maturity date of March 31, 2023 (which has since been amended to extend the maturity date to June 28, 2031). Borrowings under the Credit Agreement generally bear interest between 1.5% and 2.5% per year and also include interest based on the greater of the prime rate, London Interbank Offered Rate (“LIBOR”) or New York Federal Reserve Bank (“NYFRB”) rate, plus an applicable margin for specific interest periods. In April 2021, the Company increased the size of the revolving credit facility to $100 million, which matures three years from the date of the increase. The revolving credit facility includes a letter of credit sub-facility, in the amount of $50 million. In June 2023, the Company entered into a second amendment to the Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate ("SOFR") as our benchmark interest rate. In November 2024, the Company entered into Amendment No. 3 to the Credit Agreement to increase the letter of credit sublimit from $35 million to $50 million. In June 2026, the Company entered into Amendment No. 4 to (i) reduce the lender commitments under the Credit Agreement from $100 million to $50 million and (ii) extend the maturity date to June 23, 2031.

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

As of September 30, 2026, the Company had a remaining borrowing capacity of $14.4 million, net of standby letters of credit, and had no outstanding debt obligations. As of September 30, 2026, the Company was in compliance with all of the financial and non-financial covenants of the Credit Agreement. Refer to Note 18 within the condensed consolidated financial statements for further details.

Cash Flow
The following summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash provided by operating activities	$293.0	$174.0	$118.9
Net cash (used in) provided by investing activities	(9.6)	73.0	(82.6)
Net cash used in financing activities	(336.5)	(238.9)	(97.6)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(53.2)	8.1	(61.3)
Cash, cash equivalents, and restricted cash, beginning of year	88.5	70.3	18.2
Net exchange differences on cash, cash equivalents, and restricted cash	—	0.1	—
Cash, cash equivalents, and restricted cash, end of period	$35.4	$78.5	$(43.2)
Cash flows from operating activities
For the nine months ended September 30, 2026, net cash provided by operating activities was $293.0 million compared to net cash provided by operating activities of $174.0 million for the nine months ended September 30, 2025, an increase of $118.9 million primarily due to higher net income, year-over-year favorable changes in working capital of $24.1 million primarily driven by higher deferred revenue offset by lower partnership liabilities, and an increase in non-cash adjustments to net income of $12.4 million driven primarily by higher deferred income tax expense and equity based compensation.

Cash flows from investing activities
For the nine months ended September 30, 2026 net cash used in investing activities was $9.6 million compared to net cash provided by investing activities of $73.0 million for the nine months ended September 30, 2025, a decrease of $82.6 million. The change was primarily due to an increase in the net purchases of marketable securities of $76.4 million, an increase in capital expenditures of $4.0 million, and a decrease in proceeds from a divestiture of $2.7 million in the prior year.

Cash flows from financing activities
For the nine months ended September 30, 2026, net cash used in financing activities was $336.5 million compared to net cash used in financing activities of $238.9 million for the nine months ended September 30, 2025, an increase of $97.6 million. The change was primarily due to an increase in the amounts used to repurchase Class A Common Stock of $45.8 million, an increase in payments of taxes on net settled stock-based awards of $41.0 million, and higher TRA payments of $13.9 million, partially offset by a decrease in payments of dividends and distributions of $3.5 million.
Commitments and Contingencies

We have non-cancelable operating lease arrangements for office space. As of September 30, 2026, we had future minimum payments of $164.4 million, with $14.2 million due within twelve months.

We have and continue to enter into agreements with airports for access to floor and office space. As of September 30, 2026, we had future minimum payments of $104.2 million.
We have commitments for future marketing expenditures to sports stadiums of $4.3 million as of September 30, 2026.

We are subject to certain minimum spend commitments of approximately $1.3 million over the next two years under service arrangements.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are subject to a variety of risks which can affect our operations and profitability. We are exposed to market risk, principally interest rate risk, and, to a lesser extent, foreign currency risk
Interest Rate Risk

We had cash and cash equivalents of $35.4 million as of September 30, 2026. Cash and cash equivalents include highly liquid securities that have a maturity of three months or less at the date of purchase. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

Debt

Interest payable on our revolving credit facility is variable. Borrowings generally will bear interest based on the greater of the prime rate, SOFR or NYFRB rate, plus an applicable margin for specific interest periods. As of September 30, 2026, we had no outstanding borrowings under the revolving credit facility.

Investments in Marketable Securities

We had marketable securities totaling $597.6 million as of September 30, 2026. This amount was invested primarily in money market funds, commercial paper, corporate notes and bonds, and government securities. Our investments are made for capital preservation purposes and we do not enter into investments for trading or speculative purposes. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income, net and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would result in unrealized loss or gain to our “available for sale” investment fair value of approximately $5.1 million that would be recognized in accumulated other comprehensive loss within the condensed consolidated balance sheets.

Foreign Currency Transaction and Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Since the majority of our business is transacted in the U.S. dollar, foreign currency transaction and translation risk was insignificant for the three and nine months ended September 30, 2026.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the quarter ended September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended September 30, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2026, certain non-controlling interest holders exchanged their Alclear Units and corresponding shares of Class C Common Stock or Class D Common Stock for shares of the Company’s Class A Common Stock or Class B Common Stock, as applicable. As a result, the Company issued 3,448,152 shares of Class A Common Stock, including those issued in connection with the conversion of Class B Common Stock..
Issuer Purchases of Equity Securities

Below is a summary of the repurchases during the three months ended September 30, 2026 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program[1]
July 1, 2026 - July 31, 2026	425,417	$52.71	425,417	$227.9
August 1, 2026 - August 31, 2026	1,940,785	$47.92	1,940,785	$134.9
September 1, 2026 - September 30, 2026	1,333,070	$41.59	1,333,070	$79.4
Total	3,699,272	$46.19	3,699,272
[1]Excludes commissions
All purchases of Class A Common Stock reported in the above table were purchased by the Company pursuant to the Company’s share repurchase program, authorized by the Board on May 13, 2022, and increased on November 8, 2023, March 21, 2024, August 5, 2024, February 21, 2025, February 25, 2026, and November 4, 2026. The share repurchase program provides for the purchase by the Company of up to $775 million of the Company’s Class A Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. As of September 30, 2026 and October 30, 2026, $79.4 million and $254.4 million, respectively, remained available under the repurchase authorization. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

Exhibit Number	Description
3.1	Third Amended and Restated By-laws of Clear Secure, Inc., effective October 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2026).
10.1	Transition and Advisory Services Agreement, dated September 15, 2026, by and between Secure Identity, LLC and Michael Barkin †
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SECURE, INC.

Date:	November 4, 2026	By:	/s/ Caryn Seidman Becker
Caryn Seidman Becker
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ Jennifer Hsu
Jennifer Hsu
Chief Financial Officer (Principal Financial Officer)